Form 10-Q
period 2005-06-30
Discovery Holding CO
filed 2005-08-10
CIK 1320482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                  OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-51205

                           DISCOVERY HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                 20-2471174
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

           12300 LIBERTY BOULEVARD                                 80112
             ENGLEWOOD, COLORADO                                (Zip Code)
  (Address of principal executive offices)

            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (720) 875-4000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The number of outstanding shares of Discovery Holding Company's common stock as of July 29, 2005 was:

                 Series A common stock 268,134,162 shares; and
                    Series B common stock 12,106,233 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DISCOVERY HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2005          2004
                                                              ----------   -------------
                                                                 AMOUNTS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   10,831        21,641
  Trade receivables, net....................................     146,336       151,120
  Prepaid expenses and other current assets.................      21,463        26,208
                                                              ----------    ----------
    Total current assets....................................     178,630       198,969
  Investment in Discovery Communications, Inc. ("Discovery")
    (note 7)................................................   2,979,955     2,945,782
  Property, plant, and equipment, net.......................     270,072       258,741
  Goodwill and other intangible assets, net (note 6)........   2,139,539     2,140,355
  Other assets, net.........................................      15,653        20,981
                                                              ----------    ----------
    Total assets............................................  $5,583,849     5,564,828
                                                              ==========    ==========
LIABILITIES AND PARENT'S INVESTMENT
Current liabilities:
  Accounts payable..........................................  $   34,646        33,327
  Accrued payroll and related liabilities...................      22,462        23,632
  Other accrued liabilities.................................      20,111        29,606
  Deferred revenue..........................................      16,376        20,858
  Due to parent.............................................       1,208         1,104
                                                              ----------    ----------
    Total current liabilities...............................      94,803       108,527
Deferred income tax liabilities.............................   1,096,834     1,083,964
Other liabilities...........................................      24,025        25,058
                                                              ----------    ----------
    Total liabilities.......................................   1,215,662     1,217,549
                                                              ----------    ----------
Commitments and contingencies (note 9)
Parent's investment:
  Parent's investment.......................................   5,513,533     5,506,066
  Accumulated deficit.......................................  (1,150,245)   (1,171,097)
  Accumulated other comprehensive earnings..................       4,899        12,310
                                                              ----------    ----------
    Total parent's investment...............................   4,368,187     4,347,279
                                                              ----------    ----------
    Total liabilities and parent's investment...............  $5,583,849     5,564,828
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Net revenue............................................  $178,019   160,477    352,309    306,420
Cost of services (excluding depreciation shown
  below)...............................................   115,590    96,063    226,444    183,813
                                                         --------   -------    -------    -------
    Gross profit.......................................    62,429    64,414    125,865    122,607
                                                         --------   -------    -------    -------
Operating expenses:
  Selling, general, and administrative.................    43,764    39,031     87,349     74,736
  Stock-based compensation (note 3)....................     3,404       546      3,617      1,068
  Depreciation and amortization........................    20,243    19,174     37,004     35,226
                                                         --------   -------    -------    -------
                                                           67,411    58,751    127,970    111,030
                                                         --------   -------    -------    -------
  Operating income (loss)..............................    (4,982)    5,663     (2,105)    11,577
Other income (expense):
  Share of earnings of Discovery (note 7)..............    15,396    27,561     38,210     38,011
  Other, net...........................................      (305)      359         17        247
                                                         --------   -------    -------    -------
                                                           15,091    27,920     38,227     38,258
                                                         --------   -------    -------    -------
  Earnings before income taxes.........................    10,109    33,583     36,122     49,835
Income tax expense.....................................    (6,082)  (11,326)   (15,270)   (15,658)
                                                         --------   -------    -------    -------
  Net earnings.........................................     4,027    22,257     20,852     34,177
                                                         --------   -------    -------    -------
Other comprehensive loss, net of taxes:
  Unrealized holding gains (losses) arising during the
    period.............................................       572      (229)       611       (229)
  Foreign currency translation adjustments.............    (2,681)   (2,434)    (8,022)    (1,433)
                                                         --------   -------    -------    -------
  Other comprehensive loss.............................    (2,109)   (2,663)    (7,411)    (1,662)
                                                         --------   -------    -------    -------
Comprehensive earnings.................................  $  1,918    19,594     13,441     32,515
                                                         ========   =======    =======    =======
Pro forma basic and diluted earnings per common share
  (note 4).............................................  $    .01       .08        .07        .12
                                                         ========   =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                  AMOUNTS IN
                                                                   THOUSANDS
Cash flows from operating activities:
  Net earnings..............................................  $20,852     34,177
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................   37,004     35,226
    Stock-based compensation................................    3,617      1,068
    Payments for stock-based compensation...................   (2,132)        --
    Share of earnings of Discovery..........................  (38,210)   (38,011)
    Deferred income tax expense.............................   14,291     14,908
    Other non-cash credits, net.............................      (46)      (644)
  Changes in assets and liabilities (net of acquisitions):
    Trade receivables.......................................    4,875    (15,288)
    Prepaid expenses and other current assets...............    4,751     (3,369)
    Payables and other liabilities..........................  (14,003)     9,962
                                                              -------    -------
      Net cash provided by operating activities.............   30,999     38,029
                                                              -------    -------
Cash flows from investing activities:
  Capital expenditures......................................  (51,153)   (14,305)
  Cash paid for acquisitions, net of cash acquired..........       --    (34,057)
  Other investing activities, net...........................    3,984      1,337
                                                              -------    -------
      Net cash used in investing activities.................  (47,169)   (47,025)
                                                              -------    -------
Cash flows from financing activities:
  Net cash transfers from parent............................    5,365     30,999
  Other financing activities, net...........................       (5)        --
                                                              -------    -------
      Net cash provided by financing activities.............    5,360     30,999
                                                              -------    -------
      Net increase (decrease) in cash and cash
        equivalents.........................................  (10,810)    22,003
Cash and cash equivalents at beginning of period............   21,641      8,599
                                                              -------    -------
Cash and cash equivalents at end of period..................  $10,831     30,602
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF PARENT'S INVESTMENT

                         SIX MONTHS ENDED JUNE 30, 2005

                                  (UNAUDITED)

                                                                            ACCUMULATED
                                                                               OTHER
                                                 PARENT'S    ACCUMULATED   COMPREHENSIVE
                                                INVESTMENT     DEFICIT        INCOME         TOTAL
                                                ----------   -----------   -------------   ---------
                                                                AMOUNTS IN THOUSANDS
Balance at January 1, 2005....................  $5,506,066   (1,171,097)       12,310      4,347,279
  Net earnings................................          --       20,852            --         20,852
  Other comprehensive loss....................          --           --        (7,411)        (7,411)
  Stock-based compensation....................       2,102           --            --          2,102
  Net cash transfers from parent..............       5,365           --            --          5,365
                                                ----------   ----------        ------      ---------
Balance at June 30, 2005......................  $5,513,533   (1,150,245)        4,899      4,368,187
                                                ==========   ==========        ======      =========

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Discovery Holding Company ("DHC" or the "Company") represent a combination of the historical financial information of (1) Ascent Media Group, Inc. ("Ascent Media"), a wholly-owned subsidiary of Liberty Media Corporation ("Liberty"), and
(2) Liberty's 50% ownership interest in Discovery. The spinoff transaction (the "Spin Off") described in note 2 was completed on July 21, 2005. In addition to these assets, Liberty transferred $200 million to a subsidiary of DHC prior to the Spin Off. The Spin Off will be accounted for at historical cost due to the pro rata nature of the transaction. Accordingly, DHC's historical financial statements will be presented in a manner similar to a pooling of interest. In order to assist the reader in understanding DHC's financial statements, this Quarterly Report on Form 10-Q has been prepared as if the Spin Off had occurred on June 30, 2005. Accordingly, the assets and liabilities and results of operations of the businesses contributed to DHC (exclusive of the $200 million cash contribution), which were previously referred to as LMC Discovery Group, are included in the accompanying condensed consolidated financial statements for all periods presented. The $200 million cash contribution will be accounted for as an equity transaction in the third quarter of 2005.

    Ascent Media is comprised of three operating divisions or groups. Ascent Media's Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage, and repurpose media assets for global distribution via freight, satellite, fiber, and the Internet. The Networks Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite, and the Internet to viewers in North America, Europe, and Asia. Additionally, the Networks Services group provides systems integration, design, consulting, engineering and project management services.

    Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 160 other countries.

    The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the LMC Discovery Group December 31, 2004 combined financial statements and notes thereto included in the Company's Information Statement, which was filed as
Exhibit 99.1 to Amendment No. 3 to the Company's Registration Statement on
Form 10, as filed with the Securities and Exchange Commission on July 7, 2005 (the "Information Statement").

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses for each reporting period. The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of theallowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

(2) SPIN OFF TRANSACTION

    During the first quarter of 2005, the Board of Directors of Liberty approved a resolution to spin off the capital stock of DHC to the holders of Liberty Series A and Series B common stock. The Spin Off was completed on July 21, 2005 (the "Spin Off Date") and was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 (the "Record Date") received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Approximately 268.1 million shares of DHC Series A common stock and
12.1 million shares of DHC Series B common stock were issued in the Spin Off. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction.

    Following the Spin Off, the Company and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the Spin Off, the Company and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between the Company and Liberty after the Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement and a Tax Sharing Agreement.

    The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Services Agreement, Liberty will provide the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company will reimburse Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company's allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

    Under the Tax Sharing Agreement, Liberty will generally be responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company will be responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or
(ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off Date, with respect to any transaction pursuant to which any of the other shareholders in Discovery would acquire shares of, or other interests in DHC's capital stock.

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

(3) STOCK-BASED COMPENSATION

    Employees of the Company hold stock options with respect to shares of Liberty Series A common stock. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion
No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and is recognized on a straight-line basis over the vesting period. Statement of Financial Accounting Standards
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS
No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

    The following table illustrates the effect on net earnings as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                    JUNE 30,
                                                          ----------------------      ----------------------
                                                            2005          2004          2005          2004
                                                          --------      --------      --------      --------
                                                                         AMOUNTS IN THOUSANDS
Net earnings, as reported...............................   $4,027        22,257        20,852        34,177
Add:
  Stock-based employee compensation expense included in
    reported net earnings...............................    1,536           572         2,102         1,162
Deduct:
  Stock-based employee compensation expense determined
    under fair value based method for all awards........   (5,852)       (1,407)       (7,317)       (2,859)
                                                           ------        ------        ------        ------
    Pro forma net earnings (loss).......................   $ (289)       21,422        15,637        32,480
                                                           ======        ======        ======        ======
Pro forma basic and diluted earnings per share:
  As reported...........................................   $  .01           .08           .07           .12
                                                           ======        ======        ======        ======
  Pro forma for fair value stock compensation...........   $   --           .08           .06           .12
                                                           ======        ======        ======        ======

    On May 24, 2005, Liberty commenced an offer to purchase certain stock options and stock appreciation rights ("SARs") held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately
$2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,112,421 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.12 million. In connection with these purchases, Ascent Media recorded compensation expense of $3,404,000, which is included in net earnings for the six months ended June 30, 2005.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, establishes standards

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

    Public companies were originally required to adopt Statement 123R as of the beginning of the first interim period that begins after June 15, 2005. On
April 14, 2005, the Securities and Exchange Commission amended the effective date of Statement 123R to the beginning of a registrant's next fiscal year, or January 1, 2006 for calendar-year companies, such as DHC. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. The Company expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    While the Company has not yet quantified the impact of adopting Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(4) PRO FORMA EARNINGS PER COMMON SHARE

    Pro forma basic earnings per common share ("EPS") is computed by dividing net earnings by the pro forma number of common shares outstanding for the period. The pro forma number of shares outstanding for all periods presented is 280,199,000 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per shares basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2005 and 2004, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            -----------------------
                                                              2005           2004
                                                            ---------      --------
                                                             AMOUNTS IN THOUSANDS
Cash paid for acquisitions:
  Fair value of assets acquired...........................  $     --        50,262
  Net liabilities assumed.................................        --       (16,205)
                                                            ---------      -------
    Cash paid for acquisitions, net of cash acquired......  $     --        34,057
                                                            =========      =======

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets are comprised of the following:

                                                       JUNE 30,    DECEMBER 31,
                                                         2005          2004
                                                      ----------   -------------
                                                         AMOUNTS IN THOUSANDS
Goodwill
  Creative Services Group...........................  $  107,377       107,377
  Media Management Services Group...................      93,369        93,350
  Network Services Group............................     163,568       163,719
  Discovery.........................................   1,771,000     1,771,000
                                                      ----------     ---------
    Total goodwill..................................   2,135,314     2,135,446
Trademarks..........................................       2,440         2,440
Other intangible assets.............................       1,785         2,469
                                                      ----------     ---------
    Total goodwill and other intangibles............  $2,139,539     2,140,355
                                                      ==========     =========

    GAAP requires companies to allocate enterprise-level goodwill to all reporting units, including equity method investments. Accordingly, the Company has allocated $1,771,000,000 of enterprise-level goodwill to its investment in Discovery. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent the investment is disposed of in the future, the allocated goodwill will be relieved and included in the calculation of the gain or loss on disposal.

(7) INVESTMENT IN DISCOVERY

    The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 160 other countries.

    DHC's carrying value for Discovery was $2,979,955,000 at June 30, 2005. In addition, as described in note 6, $1,771,000,000 of enterprise-level goodwill has been allocated to the investment in Discovery.

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

    Summarized financial information for Discovery is as follows:

CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                                                         2005          2004
                                                      ----------   -------------
                                                         AMOUNTS IN THOUSANDS
Current assets......................................  $  896,109       835,450
Property and equipment, net.........................     400,291       380,290
Goodwill and intangible assets......................     420,951       445,221
Programming rights, long term.......................   1,077,195     1,027,379
Other assets........................................     447,900       547,346
                                                      ----------     ---------
  Total assets......................................  $3,242,446     3,235,686
                                                      ==========     =========
Current liabilities.................................  $1,156,905       885,353
Long term debt......................................   2,229,439     2,498,287
Other liabilities...................................     161,906       160,405
Mandatorily redeemable equity in subsidiaries.......     253,776       319,567
Stockholders' deficit...............................    (559,580)     (627,926)
                                                      ----------     ---------
  Total liabilities and stockholders' deficit.......  $3,242,446     3,235,686
                                                      ==========     =========

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                 2005        2004
                                                              ----------   ---------
                                                               AMOUNTS IN THOUSANDS
Revenue.....................................................  $1,261,367   1,114,653
Cost of revenue.............................................    (441,400)   (381,012)
Selling, general and administrative.........................    (487,702)   (413,361)
Equity-based compensation...................................     (45,820)    (54,795)
Depreciation and amortization...............................     (59,859)    (69,222)
                                                              ----------   ---------
  Operating income..........................................     226,586     196,263
Interest expense............................................     (85,210)    (81,759)
Other income (expense)......................................        (385)     20,525
Income tax expense..........................................     (64,571)    (59,007)
                                                              ----------   ---------
  Net earnings..............................................  $   76,420      76,022
                                                              ==========   =========

(8) ACQUISITIONS

    LONDON PLAYOUT CENTRE.

    On March 12, 2004, pursuant to an Agreement for the Sale and Purchase (the "Purchase Agreement"), Ascent Media acquired all of the issued share capital of London Playout Centre Limited ("LPC") from an independent third party (the "Seller") for a purchase price of $36,573,000 paid at closing. In addition, in the event certain existing LPC contracts, which were to expire in 2005 through

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

2007, were renewed on terms similar to existing terms, Ascent Media would have been required to pay up to an additional L5,000,000. As of June 30, 2005, all contracts subject to this contingency had expired or been terminated, and no contingent purchase price was owed by Ascent Media. LPC is a UK-based television channel origination facility. The purchase was funded, in part, by proceeds from Liberty.

    The following unaudited pro forma information for the six months ended
June 30, 2004 was prepared assuming the acquisition of LPC occurred on January 1, 2004. However, these pro forma amounts are not necessarily indicative of operating results that would have occurred if the LPC acquisition had occurred on January 1, 2004 (amounts in thousands):

Revenue.....................................................  $314,923
Net earnings................................................  $ 33,227

(9) COMMITMENTS AND CONTINGENCIES

    The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

(10) RELATED PARTY TRANSACTIONS

    Certain third-party general and administrative and spin off related costs have been paid by Liberty on behalf of the Company and reflected as expenses in the accompanying condensed consolidated statements of operations. Such expenses aggregated $3,233,000 for the six months ended June 30, 2005.

    Since October 1, 2002, Ascent Media has provided uplink and satellite transport services to On Command Corporation ("On Command"), a wholly owned subsidiary of Liberty, pursuant to the terms of a short-term services agreement and a content preparation and distribution services agreement, which continues through March 31, 2008. The content preparation and distribution services agreement also provides that Ascent Media may supply content preparation services. During the period from April 2003 to October 2004, Ascent Media also installed satellite equipment at On Command's downlink sites at hotels pursuant to a separate services agreement. All agreements were entered into in the ordinary course of business on arm's-length terms. Ascent Media has provided $273,000 and $225,000 in services to On Command for the six months ended
June 30, 2005 and 2004, respectively.

    Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery and various affiliates of Liberty. Revenue recorded by Ascent Media for these services for the six months ended June 30, 2005 and 2004 aggregated $19,938,000 and $11,337,000, respectively.

(11) INFORMATION ABOUT OPERATING SEGMENTS

    The Company's business units have been aggregated into four reportable segments: the Creative Services Group, the Media Management Services Group, and the Network Services Group, which are all operating segments of Ascent Media, and Discovery, which is an equity affiliate. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below.

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

    The Creative Services Group provides post-production services, which are comprised of services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Management Services Group provides (i) content storage services, which are comprised of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet; (ii) access to all forms of content, duplication and formatting services; (iii) language conversions and laybacks; (iv) restoration and preservation of old or damaged content; (v) mastering from motion picture film to high resolution or data formats; (vi) digital audio and video encoding services; and (vii) digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. The Network Services Group provides broadcast services, which are comprised of services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. Additionally, the Networks Services Group provides systems integration, design, consulting, engineering and project management services.

    The Company's chief operating decision maker, or his designee (the "CODM"), has identified the Company's reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Company's consolidated revenue or earnings before taxes. In addition, those equity investments whose share of earnings represent more than 10% of the Company's earnings before taxes are considered reportable segments.

    The accounting policies of the segments that are consolidated subsidiaries are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

    The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less operating expenses and selling, general and administrative expense (excluding stock and other equity-based compensation). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

    Summarized financial information concerning the Company's reportable segments is presented in the following tables:

                                                    MEDIA                              CORPORATE
                                       CREATIVE   MANAGEMENT   NETWORK                 AND OTHER
                                       SERVICES    SERVICES    SERVICES                   AND
                                        GROUP       GROUP      GROUP(1)   DISCOVERY   ELIMINATIONS     TOTAL
                                       --------   ----------   --------   ---------   ------------   ---------
                                                                AMOUNTS IN THOUSANDS
Six months ended June 30, 2005
  Revenue from external customers....  $151,793     60,049     140,467    1,261,367    (1,261,367)     352,309
  Operating cash flow................  $ 27,762      8,447      26,774      332,265      (356,732)      38,516
  Capital expenditures...............  $ 10,197     11,877      26,450       60,629       (58,000)      51,153
  Total assets.......................  $293,255    168,509     289,046    3,242,446     1,590,593    5,583,849

Six months ended June 30, 2004
  Revenue from external customers....  $150,807     52,163     103,450    1,114,653    (1,114,653)     306,420
  Operating cash flow................  $ 28,325      9,082      29,312      320,280      (339,128)      47,871
  Capital expenditures...............  $  8,992      1,984       3,139       24,517       (24,327)      14,305

------------------------

(1) Included in Network Services Group revenue is broadcast services revenue of $71,655,000 and $60,660,000 and systems integration revenue of $68,812,000 and $42,790,000 for the six months ended June 30, 2005 and 2004, respectively.

                                                       MEDIA                              CORPORATE
                                          CREATIVE   MANAGEMENT   NETWORK                 AND OTHER
                                          SERVICES    SERVICES    SERVICES                   AND
                                           GROUP       GROUP      GROUP(1)   DISCOVERY   ELIMINATIONS    TOTAL
                                          --------   ----------   --------   ---------   ------------   --------
                                                                   AMOUNTS IN THOUSANDS
Three months ended June 30, 2005
  Revenue from external customers.......  $77,564      31,273      69,182     659,896      (659,896)    178,019
  Operating cash flow...................  $14,712       4,757      11,768     183,810      (196,382)     18,665
  Capital expenditures..................  $ 5,697       6,616      16,201      25,170       (23,452)     30,232

Three months ended June 30, 2004
  Revenue from external customers.......  $75,640      26,713      58,124     587,291      (587,291)    160,477
  Operating cash flow...................  $13,945       4,394      16,203     182,863      (192,022)     25,383
  Capital expenditures..................  $ 4,624       1,218       2,222      18,814       (18,498)      8,380

------------------------

(1) Included in Network Services Group revenue is broadcast services revenue of $35,744,000 and $34,919,000 and systems integration revenue of $33,438,000 and $23,205,000 for the three months ended June 30, 2005 and 2004, respectively.

                           DISCOVERY HOLDING COMPANY

                                 JUNE 30, 2005

                                  (UNAUDITED)

    The following table provides a reconciliation of segment operating cash flow to earnings before income taxes.

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Segment operating cash flow..............................  $ 38,516      47,871
Stock-based compensation.................................    (3,617)     (1,068)
Depreciation and amortization............................   (37,004)    (35,226)
Share of earnings of Discovery...........................    38,210      38,011
Other, net...............................................        17         247
                                                           --------     -------
Earnings before income taxes.............................  $ 36,122      49,835
                                                           ========     =======

    Information as to the Company's operations in different geographic areas is as follows:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Revenue
  United States..........................................  $268,199     226,135
  United Kingdom.........................................    74,967      68,446
  Other countries........................................     9,143      11,839
                                                           --------     -------
                                                           $352,309     306,420
                                                           ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

    - general economic and business conditions and industry trends including the timing of, and spending on, feature film and television production;

    - spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

    - the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

    - continued consolidation of the broadband distribution and movie studio industries;

    - fluctuations in foreign currency exchange rates and political unrest in international markets;

    - uncertainties inherent in the development and integration of new business lines, acquired businesses and business strategies;

    - uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

    - changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;

    - rapid technological changes;

    - future financial performance, including availability, terms and deployment of capital;

    - the ability of suppliers and vendors to deliver products, equipment, software and services;

    - the outcome of any pending or threatened litigation;

    - availability of qualified personnel;

    - the possibility of an industry-wide strike or other job action by or affecting a major entertainment industry union;

    - changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

    - changes in the nature of key strategic relationships with partners and joint venturers;

    - competitor responses to our products and services, and the products and services of the entities in which we have interests; and

    - threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

    These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in its expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

    The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements of LMC Discovery Group for the year ended December 31, 2004 included in our Information Statement.

OVERVIEW

    We are a holding company and our businesses and assets include Ascent Media, which we consolidate, and a 50% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery's revenue is not reflected in the revenue we report in our financial statements. In addition to the foregoing assets, immediately prior to the Spin Off, Liberty transferred to a subsidiary of our company $200 million in cash. The Spin Off was effected on July 21, 2005 as a distribution by Liberty to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock, respectively. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free spinoff. The Spin Off will be accounted for at historical cost due to the pro rata nature of the distribution.

    Following the Spin Off, we and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other.

    Ascent Media provides creative, media management and network services to the media and entertainment industries. Ascent Media's clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media's operations are organized into the following four groups: creative services, media management services, network services and corporate and other. Ascent Media has few long-term or exclusive agreements with its creative services and media management services customers.

    In 2005, Ascent Media's focus is on leveraging its broad array of media services and to market itself as a full service provider to new and existing customers within the feature film and television production industry. With facilities in the U.S., the United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include (i) differentiating its products and services to help maintain or increase operating margins and (ii) financing capital expenditures for equipment and other items to satisfy customers' desire for services using the latest technology.

    Our most significant asset is Discovery, in which we do not have a controlling financial interest. Discovery is a global media and entertainment company that provides original and purchased video programming in the U.S. and over 160 other countries. We account for our interest in Discovery using the equity method of accounting. Accordingly, our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery's results of operations and liquidity below.

ACQUISITIONS AND DISPOSITIONS

    LONDON PLAYOUT CENTRE. On March 12, 2004, Ascent Media acquired the entire issued share capital of London Playout Centre Limited which we refer to as LPC, a UK-based television channel origination facility. LPC is included in Ascent Media's network services group.

    CINETECH. On October 20, 2004, Ascent Media acquired substantially all of the assets of Cinetech, Inc., a film laboratory and still image preservation and restoration company, for $10,000,000 in cash plus contingent compensation of up to $1,500,000 to be paid based on the satisfaction of certain contingencies as set forth in the purchase agreement. Cinetech is included in Ascent Media's media management services group.

OPERATING CASH FLOW

    We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to invest in ongoing capital expenditures and service of any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles or GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of operating cash flow to earnings before income taxes.

RESULTS OF OPERATIONS

    Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of Ascent Media's results and our 50% share of earnings of Discovery.

    Ascent Media's creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. The media management services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the media management services group includes Ascent Media's digital media center which is developing new products and businesses in areas such as digital imaging, digital media and interactive media. The network services group's revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via freight, fiber, satellite and the Internet. Additionally, the group's revenues are also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 51% of the network services group's revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 49% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months. Corporate related items and expenses are reflected in Corporate and Other, below. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2005       2004       2005       2004
                                                         --------   --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Segment Revenue
Creative services group................................  $ 77,564    75,640    151,793    150,807
Media management services group........................    31,273    26,713     60,049     52,163
Network services group.................................    69,182    58,124    140,467    103,450
Corporate and other....................................        --        --         --         --
                                                         --------   -------    -------    -------
                                                         $178,019   160,477    352,309    306,420
                                                         ========   =======    =======    =======
Segment Operating Cash Flow
Creative services group................................  $ 14,712    13,945     27,762     28,325
Media management services group........................     4,757     4,394      8,447      9,082
Network services group.................................    11,768    16,203     26,774     29,312
Corporate and other....................................   (12,572)   (9,159)   (24,467)   (18,848)
                                                         --------   -------    -------    -------
                                                         $ 18,665    25,383     38,516     47,871
                                                         ========   =======    =======    =======

    REVENUE. Ascent Media's total revenue increased 10.9% and 15.0% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. The creative services group revenue increased $1,924,000 and $986,000 for the three and six month periods. These increases are due to more commercial advertising production and feature film projects in the U.S., partially offset by lower sound services in the U.S. and continued weakness in services provided in the U.K. The media management services group revenue increased $4,560,000 and $7,886,000 for the three and six month periods as a result of higher lab revenue of $3,001,000 and $6,440,000 primarily due to the acquisition of Cinetech, higher demand for DVD compression, authoring and menu design services from the large film studios, partially offset by declines in the U.K. resulting from competitive market conditions. The network services group revenue increased $11,058,000 and $37,017,000 for the three and six month periods. These increases reflect an increase in the number of large engineering and systems integration projects partially offset by lower renewal rates on certain ongoing broadcast services contracts. The six-month increase also includes $9,423,000 of revenue related to the LPC acquisition.

    COST OF SERVICES. Ascent Media's cost of services increased 20.3% and 23.2% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are partially attributable to the 2004 acquisitions discussed above, which contributed $1,605,000 and $10,415,000 in cost of services for the three and six month periods, respectively. In addition, cost of services increased in 2005 due to a change in revenue mix driven by higher systems engineering and integration projects in the network services group which have higher production and engineering labor and production material and equipment costs. Cost of services for the Networks Group increased as a percent of revenue in 2005, as compared to 2004. Competitive pressures have caused the Networks Group to renew existing contracts and to bid for new contracts at lower rates. Media management services group cost of services also increased as a percent of revenue in 2005. In recent years, expenses for the media management services group have increased at a faster rate than revenue as media management's projects have become increasingly more integrated, with complex work flows requiring higher levels of production labor and project management. This increase in labor costs, combined with increased spending on continued development of digital technologies and services, has resulted in higher cost of services and decreasing operating cash flow margin.

    SELLING, GENERAL AND ADMINISTRATIVE. Ascent Media's selling, general and administrative expenses increased 7.0% and 12.6% for the three and six months ended June 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to the impact of the 2004 acquisitions and the growth in the revenue driving higher labor, support, facility and selling costs.

    Corporate and Other operating cash flow (which includes DHC corporate general and administrative expenses of $1,991,000 and $3,233,000 for the three and six months ended June 30, 2005, respectively) decreased $3,413,000 and $5,619,000 in 2005 primarily due to higher DHC corporate expenses and higher Ascent Media corporate expenses in the U.K. as a result of higher labor, facility and professional services costs.

    DEPRECIATION AND AMORTIZATION. The increase in Ascent Media's depreciation and amortization expense for the three and six months ended June 30, 2005 is due to an increase in Ascent Media's depreciable asset base due to capital expenditures and the 2004 acquisitions.

    STOCK-BASED COMPENSATION. In 2001, Ascent Media granted to certain of its officers and employees stock options (the "Ascent Media Options") with exercise prices that were less than the market price of Ascent Media common stock on the date of grant. The Ascent Media Options became exercisable for Liberty shares in connection with Liberty's 2003 acquisition of the Ascent Media outstanding common stock that it did not already own. Ascent Media is amortizing the "in-the-money" value of these options over the 5-year vesting period. Certain Ascent Media employees also hold options and stock appreciation rights granted by companies acquired by Ascent Media in the past several years and exchanged for Liberty options and SARs. Ascent Media records compensation expense for the SARs based on the underlying stock price and vesting of such awards.

    On May 24, 2005, Liberty commenced an offer to purchase certain stock options and SARs held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately $2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,112,421 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.12 million. In connection with these purchases, Ascent Media recorded compensation expense of $3,404,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs and
(2) the previously unamortized in-the-money value related to the Ascent Media Options.

    SHARE OF EARNINGS OF DISCOVERY. Our share of earnings of Discovery was relatively comparable for the six months ended June 30, 2005 and 2004 as increases in Discovery's revenue and operating income were offset by an increase in minority interest and a decrease in gains from derivatives.

    We have provided a more detailed discussion of Discovery's results of operations below.

    INCOME TAXES. Our effective tax rate was 42.3% and 31.4% for the six months ended June 30, 2005 and 2004, respectively. Our income tax expense was higher than the federal income tax rate of 35% in 2005 primarily due to state tax expense and an increase in our valuation allowance. Our effective tax rate was lower than the federal income tax rate in 2004 due to a reduction in our valuation allowance and foreign taxes which are incurred at a lower rate than the federal rate partially offset by state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our primary sources of funds have been from operating activities and capital contributions from Liberty. During the six months ended June 30, 2005, our primary use of cash was capital expenditures ($51,153,000), which we primarily funded with our available cash and cash generated by operating activities ($30,999,000). Of the foregoing 2005 capital expenditures, $29,432,000 relates to the buildout of Ascent Media's existing facilities for specific customer contracts and the construction of Ascent Media's Digital Media Center in Burbank, California. The remainder of Ascent Media's capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. Ascent Media currently expects to spend an additional $30,000,000 for capital expenditures in 2005. Prior to the Spin Off, Liberty transferred to one of our subsidiaries $200 million in cash. Subsequent to the Spin Off, Liberty will no longer be a long-term source of liquidity for us. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event new investment opportunities, additional capital expenditures or increased operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

    We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

DISCOVERY

    We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our financial statements we record our share of Discovery's net income or loss available to common shareholders and reflect this activity in one line item in our statement of operations as "Share of earnings (losses) of Discovery." The following financial information of Discovery for the six months ended June 30, 2005 and June 30, 2004 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery's operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of their operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery's management to prepare their own management's discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery's management had prepared it.

    The following discussion of Discovery's results of operations is presented on a consolidated basis. In order to provide a better understanding of Discovery's operations, we have also included a summarized presentation of revenue and operating cash flow of Discovery's three operating groups: Discovery networks U.S., or U.S. networks, Discovery networks international, or international networks, and Discovery commerce, education and other.

    The U.S. networks is Discovery's largest division which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery's retail chain store operations and other direct consumer marketing activities as well as Discovery education which was recently formed to manage Discovery's distribution of education content.

CONSOLIDATED RESULTS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         ---------------------
                                                           2005        2004
                                                         ---------   ---------
                                                         AMOUNTS IN THOUSANDS
REVENUE
Advertising............................................  $ 589,781     564,882
Subscriber fees........................................    577,191     468,412
Other..................................................     94,395      81,359
                                                         ---------   ---------
  Total revenue........................................  1,261,367   1,114,653
                                                         ---------   ---------
EXPENSES
Cost of revenue........................................   (441,400)   (381,012)
Selling, general and administrative ("SG&A") expense...   (487,702)   (413,361)
                                                         ---------   ---------
  Operating cash flow..................................    332,265     320,280
Expenses arising from long-term incentive plans........    (45,820)    (54,795)
Depreciation and amortization..........................    (59,859)    (69,222)
                                                         ---------   ---------
  Operating income.....................................    226,586     196,263
OTHER INCOME (EXPENSE)
Interest expense, net..................................    (85,210)    (81,759)
Unrealized gains from derivative instruments, net......     10,101      26,879
Minority interests in consolidated subsidiaries........    (25,859)     (5,562)
Other..................................................     15,373        (792)
                                                         ---------   ---------
  Income before income taxes...........................    140,991     135,029
Income tax expense.....................................    (64,571)    (59,007)
                                                         ---------   ---------
  Net income...........................................  $  76,420      76,022
                                                         =========   =========

BUSINESS SEGMENT RESULTS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                           2005        2004
                                                        ----------   ---------
                                                         AMOUNTS IN THOUSANDS
REVENUE
U.S. networks.........................................  $  871,239     801,956
International networks................................     336,026     270,752
Discovery commerce, education and other...............      54,102      41,945
                                                        ----------   ---------
  Total revenue.......................................  $1,261,367   1,114,653
                                                        ==========   =========
OPERATING CASH FLOW
U.S. networks.........................................  $  330,146     306,676
International networks................................      45,686      48,131
Discovery commerce, education and other...............     (43,567)    (34,527)
                                                        ----------   ---------
  Total operating cash flow...........................  $  332,265     320,280
                                                        ==========   =========

------------------------

NOTE: Discovery commerce, education and other includes intercompany eliminations.

    REVENUE. Discovery's consolidated revenue increased 13% for the six months ended June 30, 2005, as compared to the corresponding prior year period. Increased revenue was primarily due to 23% increase in subscriber fee revenue. Advertising revenue increased 4% during the same period. Other revenue increased 16% due to increased store and licensing revenue within Discovery's commerce business, combined with growth in Discovery's education business.

    Subscriber fee revenue grew 23% at both the U.S. networks and the international networks. The increase in subscriber fees at the U.S. networks is due to a 12% increase in paying subscription units combined with contractual rate increases at most networks. Free viewing periods related to a number of U.S. networks, principally networks that are carried on the digital tier, expired in 2004 and Discovery is now recognizing subscriber fees for those networks. U.S. networks subscriber fee increases were also helped by reduced launch fee amortization, a contra-revenue item, as a result of extensions of certain affiliation agreements. Launch amortization at the U.S. networks declined from $49.8 million during the six months ended June 30, 2004 to $36.6 million in 2005 primarily due to these extensions. Increases in subscriber fees at the international networks were driven principally by increases in paying subscription units in Europe and Asia, as well as the international joint venture channels combined with contractual rate increases in certain markets.

    The increase in advertising revenue, which includes revenue from paid programming, was primarily due to a 32% increase at the international networks. More than half of the international networks' advertising revenue is generated by its operations in the United Kingdom and Europe. The increase in international networks advertising revenue was due primarily to higher viewership ratings and an increased subscriber base in the U.K. and Europe. Advertising revenue at the U.S. networks was essentially flat as higher advertising sell-out and rates at substantially all of the U.S. networks were offset by lower audience delivery at certain networks. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% and 7% of total advertising revenue for the six months ended June 30, 2005 and 2004, respectively.

    The increase in other revenue was primarily due to an increase in education revenue due to growth in the business and acquisitions combined with a 6% increase in store revenue. The increase in store revenue was due to a 12% increase in same store sales offset by a 7% decrease in the average number of stores. Discovery began an initiative in 2003 to close stores that were not profitable which has resulted in a reduction of the total number of store locations.

    COST OF REVENUE. Cost of revenue increased 16% for the six months ended June 30, 2005 as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was 35% and 34% for the six months ended June 30, 2005 and 2004, respectively. This increase primarily resulted from higher programming expense due to continued investment across all U.S. networks in original productions and high profile specials. At the international networks, continued investment in the lifestyles category, particularly in Europe, has resulted in increased programming costs.

    SG&A EXPENSES.  SG&A expenses increased 18% for the six months ended
June 30, 2005, as compared to the corresponding prior year period. Within the different groups, SG&A expenses increased 3%, 44% and 46% at the U.S. networks, international networks and Discovery commerce, education and other, respectively. The increase at the international networks was caused by increases in personnel expense resulting from adding headcount as the business expands particularly in the U.K. and Europe combined with higher marketing expense associated with branding and awareness efforts, particularly in Europe, in association with the lifestyles category initiative. The increase in SG&A expenses of 46% or $24,269,000 at Discovery commerce, education and other is primarily due to the growth in Discovery's education business, due to both acquisitions and organic growth.

    EXPENSES ARISING FROM LONG-TERM INCENTIVE PLANS. Expenses arising from long-term incentive plans are related to Discovery's unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. Upon exercise, participants receive a cash payment for the increase in value of the units from the unit value on the date of issuance. Unit value is determined by the year over year change in Discovery's aggregate equity value as estimated by an external investment firm, using a consistent methodology. The appreciation in unit value of LTIP awards outstanding is recorded as compensation expense over the vesting periods. The aggregate number of units that are currently authorized to be granted under the LTIP plans approximates an 8% sharing in the change in Discovery's equity value. The 16%, or $8,975,000, decrease in LTIP expense in 2005 is the result of units being exercised in 2004, which increased the weighted average exercise price of vested options.

    DEPRECIATION AND AMORTIZATION. The decrease in depreciation and amortization for the six months ended June 30, 2005 is due to a decrease in the depreciable asset base resulting from a reduction in the number of retail stores.

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. The increase in interest expense for the six months ended June 30, 2005 is primarily due to an increase in interest rates during 2005.

    UNREALIZED GAINS FROM DERIVATIVE INSTRUMENTS, NET. Unrealized gains from derivative transactions relate primarily to Discovery's use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $10,101,000 and $26,879,000 in gains on these instruments during the six months ended June 30, 2005 and 2004, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

    MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES. Minority interest represents increases and decreases in the estimated redemption value of mandatory redeemable interests in subsidiaries which are initially recorded at fair value.

    INCOME TAXES. Discovery's effective tax rate was 46% and 44% for the six months ended June 30, 2005 and 2004, respectively. Discovery's effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Discovery generated $122,329,000 of cash from operations during the six months ended June 30, 2005 and used $120,549,000 of cash from operations during the comparable prior year period. The company's source of cash from operations during the six months ended June 30, 2005 was its operating cash flow offset by interest expense of $85,210,000 and working capital fluctuations. During the six months ended June 30, 2004, the company's use of cash from operations resulted from operating cash flow less interest expense of $81,759,000 and payments associated with the company's long-term incentive plan in the amount of $220,857,000.

    During the six months ended June 30, 2005, Discovery paid $92,874,000 to acquire mandatorily redeemable securities related to minority interests in certain consolidated subsidiaries. Discovery also spent $60,629,000 on capital expenditures during the period. Cash flows used for investing purposes during the first six months of 2004 were not significant.

    In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, a revolving loan facility and various senior notes payable. During the six months ended June 30, 2005 and 2004, net borrowings under debt facilities were $32,000,000 and $238,000,000, respectively. Total commitments of these facilities were $3,490,000,000 at June 30, 2005. Debt outstanding on these facilities aggregated $2,510,000,000 at June 30, 2005, providing excess debt availability of $980,000,000.

    All term and revolving loans and senior notes are unsecured. They contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery was in compliance with all debt covenants at June 30, 2005.

    During 2005, including amounts discussed above, Discovery expects to spend approximately $125,000,000 for capital expenditures, $170,000,000 for interest expense, and a minimum of $50,000,000 for LTIP obligations. Amounts expensed and payable under the LTIP are dependent on future calculations of unit values which in turn are affected primarily by changes in Discovery's value as estimated by an external investment banking firm, annual grants of additional units, redemptions of existing units, and changes to the plan. If all of the vested LTIP awards at June 30, 2005 were exercised, the aggregate cash payments by Discovery would be approximately $270 million. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements, including LTIP obligations.

    Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2019. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

    In connection with the execution of long-term distribution agreements for certain of its European cable networks, Discovery is committed to pay a distributor a percentage increase in the value of these networks, if any, at the termination of the contract on December 31, 2006. Discovery adjusts its recorded liability for changes in the value of these networks each period. However, Discovery is currently unable to predict the likelihood or the terms and conditions of any renewal or extension of the distribution agreements. Discovery will record the effect of a renewed or extended distribution agreement when such terms are in place. The effect of a renewed or extended agreement could result in a payment for an amount significantly greater than the amount currently accrued.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

    We continually monitor our economic exposure to changes in foreign exchange rates and may enter into foreign exchange agreements where and when appropriate. Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries. Although our foreign transactions are not generally subject to significant foreign exchange transaction gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. As a result, fluctuations in exchange rates affect our financial position and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           DISCOVERY HOLDING COMPANY

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS

    (a) Exhibits

10                      Services Agreement, dated as of July 21, 2005 by and between
                        Discovery Holding Company and Liberty Media Corporation.

31.1                    Rule 13a-14(a)/15d-14(a) Certification.

31.2                    Rule 13a-14(a)/15d-14(a) Certification.

31.3                    Rule 13a-14(a)/15d-14(a) Certification.

32                      Section 1350 Certification

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DISCOVERY HOLDING COMPANY

Date: August 10, 2005                                  By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: August 10, 2005                                  By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: August 10, 2005                                  By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10                      Services Agreement, dated as of July 21, 2005 by and between
                        Discovery Holding Company and Liberty Media Corporation.

31.1                    Rule 13a-14(a)/15d-14(a) Certification.

31.2                    Rule 13a-14(a)/15d-14(a) Certification.

31.3                    Rule 13a-14(a)/15d-14(a) Certification.

32                      Section 1350 Certification