Form 10-Q
period 2005-09-30
Discovery Holding CO
filed 2005-11-09
CIK 1320482

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 000-51205

                           DISCOVERY HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

            STATE OF DELAWARE                               20-2471174
     (State or other jurisdiction of           (I.R.S. Employer Identification No.)
      incorporation or organization)

         12300 LIBERTY BOULEVARD
           ENGLEWOOD, COLORADO                                80112
 (Address of principal executive offices)                   (Zip Code)

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

    Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes / / No /X/

    The number of outstanding shares of Discovery Holding Company's common stock as of October 31, 2005 was:

                 Series A common stock 268,093,392 shares; and
                    Series B common stock 12,106,093 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DISCOVERY HOLDING COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2005            2004*
                                                              --------------   -------------
                                                                   AMOUNTS IN THOUSANDS
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  227,503          21,641
  Trade receivables, net....................................       148,510         151,120
  Prepaid expenses and other current assets.................        18,621          26,208
                                                                ----------      ----------
    Total current assets....................................       394,634         198,969
  Investment in Discovery Communications, Inc. ("Discovery")
    (note 7)................................................     3,011,716       2,945,782
  Property, plant, and equipment, net.......................       273,718         258,741
  Goodwill and other intangible assets, net (note 6)........     2,138,071       2,140,355
  Other assets, net.........................................         6,545          20,981
                                                                ----------      ----------
    Total assets............................................    $5,824,684       5,564,828
                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   37,223          33,327
  Accrued payroll and related liabilities...................        26,886          23,632
  Other accrued liabilities.................................        24,848          29,606
  Deferred revenue..........................................        15,501          20,858
  Due to Liberty............................................            --           1,104
                                                                ----------      ----------
    Total current liabilities...............................       104,458         108,527
Deferred income tax liabilities.............................     1,128,136       1,083,964
Other liabilities...........................................        25,028          25,058
                                                                ----------      ----------
    Total liabilities.......................................     1,257,622       1,217,549
                                                                ----------      ----------
Commitments and contingencies (note 9)
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 50,000,000
    shares; no shares issued................................            --              --
  Series A common stock, $.01 par value. Authorized
    600,000,000 shares; issued and outstanding 268,093,392
    shares at September 30, 2005............................         2,681              --
  Series B common stock, $.01 par value. Authorized
    50,000,000 shares; issued and outstanding 12,106,093
    shares at September 30, 2005............................           121              --
  Series C common stock, $.01 par value. Authorized
    600,000,000 shares; no shares issued....................            --              --
  Additional paid-in capital................................     5,711,530              --
  Parent's investment.......................................            --       5,506,066
  Accumulated deficit.......................................    (1,149,056)     (1,171,097)
  Accumulated other comprehensive earnings..................         1,786          12,310
                                                                ----------      ----------
    Total stockholders' equity..............................     4,567,062       4,347,279
                                                                ----------      ----------
    Total liabilities and stockholders' equity..............    $5,824,684       5,564,828
                                                                ==========      ==========

------------------------

*   See notes 1 and 2.

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
                                     (LOSS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2005      2004*       2005      2004*
                                                         --------   --------   --------   --------
                                                                   AMOUNTS IN THOUSANDS
Net revenue............................................  $167,934   151,924    520,243    458,344
Cost of services (excluding depreciation shown
  below)...............................................   109,323    91,268    335,767    275,081
                                                         --------   -------    -------    -------
    Gross profit.......................................    58,611    60,656    184,476    183,263
                                                         --------   -------    -------    -------
Operating expenses:
  Selling, general, and administrative.................    42,004    38,343    129,353    113,079
  Stock-based compensation (note 3)....................       126       545      3,743      1,613
  Depreciation and amortization........................    17,884    18,304     54,888     53,530
                                                         --------   -------    -------    -------
                                                           60,014    57,192    187,984    168,222
                                                         --------   -------    -------    -------
  Operating income (loss)..............................    (1,403)    3,464     (3,508)    15,041
Other income (expense):
  Share of earnings of Discovery (note 7)..............    33,233    20,360     71,443     58,370
  Other, net...........................................     1,680      (285)     1,697        (37)
                                                         --------   -------    -------    -------
                                                           34,913    20,075     73,140     58,333
                                                         --------   -------    -------    -------
  Earnings before income taxes.........................    33,510    23,539     69,632     73,374
Income tax expense.....................................   (32,321)   (7,353)   (47,591)   (23,011)
                                                         --------   -------    -------    -------
  Net earnings.........................................  $  1,189    16,186     22,041     50,363
                                                         --------   -------    -------    -------
Other comprehensive loss, net of taxes:
  Unrealized holding gains (losses) arising during the
    period.............................................      (399)     (242)       212       (471)
  Foreign currency translation adjustments.............    (2,714)      (69)   (10,736)    (1,502)
                                                         --------   -------    -------    -------
  Other comprehensive loss.............................    (3,113)     (311)   (10,524)    (1,973)
                                                         --------   -------    -------    -------
Comprehensive earnings (loss)..........................  $ (1,924)   15,875     11,517     48,390
                                                         ========   =======    =======    =======
Pro forma basic and diluted earnings per common share
  (note 4).............................................  $     --       .06        .08        .18
                                                         ========   =======    =======    =======

------------------------

*   See notes 1 and 2.

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005        2004*
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
Cash flows from operating activities:
  Net earnings..............................................  $ 22,041      50,363
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................    54,888      53,530
    Stock-based compensation................................     3,743       1,613
    Payments for stock-based compensation...................    (2,139)         --
    Share of earnings of Discovery..........................   (71,443)    (58,370)
    Deferred income tax expense.............................    46,669      22,862
    Other non-cash charges, net.............................       323         753
  Changes in assets and liabilities (net of acquisitions):
    Trade receivables.......................................     2,600     (18,388)
    Prepaid expenses and other current assets...............     7,566     (10,290)
    Payables and other liabilities..........................    (2,412)     21,509
                                                              --------     -------
      Net cash provided by operating activities.............    61,836      63,582
                                                              --------     -------
Cash flows from investing activities:
  Capital expenditures......................................   (74,509)    (33,438)
  Cash paid for acquisitions, net of cash acquired..........        --     (34,057)
  Other investing activities, net...........................    12,498       3,262
                                                              --------     -------
      Net cash used in investing activities.................   (62,011)    (64,233)
                                                              --------     -------
Cash flows from financing activities:
  Net cash transfers from Liberty...........................   206,044      30,999
  Other financing activities, net...........................        (7)         --
                                                              --------     -------
      Net cash provided by financing activities.............   206,037      30,999
                                                              --------     -------
      Net increase in cash and cash equivalents.............   205,862      30,348
Cash and cash equivalents at beginning of period............    21,641       8,599
                                                              --------     -------
Cash and cash equivalents at end of period..................  $227,503      38,947
                                                              ========     =======

------------------------

*   See notes 1 and 2.

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                  (UNAUDITED)

                                                     COMMON STOCK              ADDITIONAL
                               PREFERRED   ---------------------------------    PAID-IN      PARENT'S    ACCUMULATED
                                 STOCK     SERIES A    SERIES B    SERIES C     CAPITAL     INVESTMENT     DEFICIT
                               ---------   ---------   ---------   ---------   ----------   ----------   -----------
                                                               AMOUNTS IN THOUSANDS
Balance at January 1, 2005...  $    --          --         --           --            --     5,506,066   (1,171,097)
  Net earnings...............       --          --         --           --            --            --       22,041
  Other comprehensive loss...       --          --         --           --            --            --           --
  Net cash transfers from
    Liberty..................       --          --         --           --            --       206,044           --
  Stock-based compensation...       --          --         --           --            --         2,222           --
  Change in capitalization in
    connection with Spin Off
    (note 2).................       --       2,681        121           --     5,711,530    (5,714,332)          --
                               ---------     -----        ---      ---------   ---------    ----------   ----------
Balance at September 30,
  2005.......................  $    --       2,681        121           --     5,711,530            --   (1,149,056)
                               =========     =====        ===      =========   =========    ==========   ==========

                                ACCUMULATED
                                   OTHER
                               COMPREHENSIVE
                                  INCOME         TOTAL
                               -------------   ---------
                                 AMOUNTS IN THOUSANDS
Balance at January 1, 2005...      12,310      4,347,279
  Net earnings...............          --         22,041
  Other comprehensive loss...     (10,524)       (10,524)
  Net cash transfers from
    Liberty..................          --        206,044
  Stock-based compensation...          --          2,222
  Change in capitalization in
    connection with Spin Off
    (note 2).................          --             --
                                  -------      ---------
Balance at September 30,
  2005.......................       1,786      4,567,062
                                  =======      =========

     See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(1) BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of Discovery Holding Company ("DHC" or the "Company") represent a combination of the historical financial information of (1) Ascent Media Group, LLC (formerly known as Ascent Media Group, Inc., "Ascent Media"), a wholly-owned subsidiary of Liberty Media Corporation ("Liberty"), and Liberty's 50% ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (the "Spin Off") described in note 2 and (2) DHC and its consolidated subsidiaries for the period following such date. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC's historical financial statements are presented in a manner similar to a pooling of interest.

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

    Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

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

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

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

    In addition to Ascent Media and its investment in Discovery, Liberty transferred $200 million in cash to a subsidiary of DHC prior to the Spin Off.

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

    Under the Tax Sharing Agreement, Liberty will generally be responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company will be responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or
(ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off Date, with respect to any transaction pursuant to which any of the other shareholders in Discovery would acquire shares of, or other interests in DHC's capital stock, in each case relating to the qualification of the Spin Off as a tax-free transaction.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(3) STOCK-BASED COMPENSATION

    As a result of the Spin Off and related adjustments to Liberty's stock incentive awards, options to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. Pursuant to the Reorganization Agreement, DHC is responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. Notwithstanding the foregoing, the Company records stock-based compensation for all stock incentive awards held by DHC's and its subsidiaries' employees regardless of whether such awards relate to DHC common stock or Liberty common stock. Any stock-based compensation recorded by DHC with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital.

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

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    The following table illustrates the effect on net earnings as if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                THREE MONTHS           NINE MONTHS
                                                    ENDED                 ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                             -------------------   -------------------
                                               2005       2004       2005       2004
                                             --------   --------   --------   --------
                                                       AMOUNTS IN THOUSANDS
Net earnings, as reported..................  $ 1,189     16,186     22,041     50,363
Add:
  Stock-based employee compensation expense
    included in reported net earnings......      119        562      2,222      1,724
Deduct:
  Stock-based employee compensation expense
    determined under fair value based
    method for all awards..................   (1,574)    (1,466)    (8,890)    (4,325)
                                             -------     ------     ------     ------
    Pro forma net earnings (loss)..........  $  (266)    15,282     15,373     47,762
                                             =======     ======     ======     ======
Pro forma basic and diluted earnings per
  share:
  As reported..............................  $    --        .06        .08        .18
                                             =======     ======     ======     ======
  Pro forma for fair value stock
    compensation...........................  $    --        .05        .05        .17
                                             =======     ======     ======     ======

    On May 24, 2005, Liberty commenced an offer to purchase certain stock options and stock appreciation rights ("SARs") held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately
$2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,121,673 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.14 million. In connection with these purchases, Ascent Media recorded compensation expense of $3,205,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs and (2) the previously unamortized in-the-money value related to certain of the Ascent options. Such amount is included in net earnings for the nine months ended September 30, 2005.

    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "SHARE-BASED PAYMENTS" ("Statement 123R"). Statement 123R, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).
Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    Public companies are required to adopt Statement 123R as of the beginning of a registrant's next fiscal year, or January 1, 2006 for calendar-year companies, such as DHC. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after December 31, 2005. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. The Company expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

    While the Company has not yet quantified the impact of adopting
Statement 123R, it believes that such adoption could have a significant impact on its operating income and net earnings in the future.

(4) PRO FORMA EARNINGS PER COMMON SHARE

    Pro forma basic earnings per common share ("EPS") is computed by dividing net earnings by the pro forma number of common shares outstanding for the period. The pro forma number of shares outstanding for periods prior to the Spin Off Date is 280,199,000 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per shares basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2005 and 2004, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
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
                                                            =========   =======

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets are comprised of the following:

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2005            2004
                                                      --------------   -------------
                                                           AMOUNTS IN THOUSANDS
Goodwill
  Creative Services Group...........................    $  106,599         107,377
  Media Management Services Group...................        93,369          93,350
  Network Services Group............................       163,086         163,719
  Discovery.........................................     1,771,000       1,771,000
                                                        ----------       ---------
    Total goodwill..................................     2,134,054       2,135,446
Trademarks..........................................         2,440           2,440
Other intangible assets.............................         1,577           2,469
                                                        ----------       ---------
    Total goodwill and other intangibles............    $2,138,071       2,140,355
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

(7) INVESTMENT IN DISCOVERY

    The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

    DHC's carrying value for Discovery was $3,011,716,000 at September 30, 2005. In addition, as described in note 6, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    Summarized financial information for Discovery is as follows:

    CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2005            2004
                                                      --------------   -------------
                                                           AMOUNTS IN THOUSANDS
Current assets......................................    $  854,466         835,450
Property and equipment, net.........................       396,804         380,290
Goodwill and intangible assets......................       410,179         445,221
Programming rights, long term.......................     1,129,819       1,027,379
Other assets........................................       345,587         547,346
                                                        ----------       ---------
  Total assets......................................    $3,136,855       3,235,686
                                                        ==========       =========
Current liabilities.................................    $  867,473         885,353
Long term debt......................................     2,413,431       2,498,287
Other liabilities...................................       100,025         160,405
Mandatorily redeemable equity in subsidiaries.......       252,169         319,567
Stockholders' deficit...............................      (496,243)       (627,926)
                                                        ----------       ---------
  Total liabilities and stockholders' deficit.......    $3,136,855       3,235,686
                                                        ==========       =========

    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           2005        2004
                                                        ----------   ---------
                                                         AMOUNTS IN THOUSANDS
Revenue...............................................  $1,900,549   1,672,483
Cost of revenue.......................................    (659,861)   (575,405)
Selling, general and administrative...................    (737,843)   (615,770)
Equity-based compensation.............................     (18,786)    (80,857)
Depreciation and amortization.........................     (90,579)    (97,706)
Gain on sale of patents...............................          --      22,007
                                                        ----------   ---------
  Operating income....................................     393,480     324,752
Interest expense......................................    (130,212)   (124,008)
Other income (expense)................................       9,388       6,795
Income tax expense....................................    (129,770)    (90,798)
                                                        ----------   ---------
  Net earnings........................................  $  142,886     116,741
                                                        ==========   =========

(8) ACQUISITIONS

    LONDON PLAYOUT CENTRE.

    On March 12, 2004, pursuant to an Agreement for the Sale and Purchase (the "Purchase Agreement"), Ascent Media acquired all of the issued share capital of London Playout Centre Limited

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

("LPC") from an independent third party (the "Seller") for a purchase price of $36,573,000 paid at closing. In addition, in the event certain existing LPC contracts, which were to expire in 2005 through 2007, were renewed on terms similar to existing terms, Ascent Media would have been required to pay up to an additional L5,000,000. As of September 30, 2005, all contracts subject to this contingency had expired or been terminated, and no contingent purchase price was owed by Ascent Media. LPC is a UK-based television channel origination facility. The purchase was funded, in part, by proceeds from Liberty.

    The following unaudited pro forma information for the nine months ended September 30, 2004 was prepared assuming the acquisition of LPC occurred on January 1, 2004. However, these pro forma amounts are not necessarily indicative of operating results that would have occurred if the LPC acquisition had occurred on January 1, 2004 (amounts in thousands):

Revenue.....................................................  $466,847
Net earnings................................................  $ 49,413
Pro forma earnings per common share.........................  $    .18

(9) COMMITMENTS AND CONTINGENCIES

    The Company is involved in litigation and similar claims incidental to the conduct of its business. In management's opinion, none of the pending actions is likely to have a material adverse impact on the Company's financial position or results of operations.

    The Company and its subsidiaries lease offices, satellite transponders and certain equipment under lease arrangements.

(10) RELATED PARTY TRANSACTIONS

    Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying condensed consolidated statements of operations. In addition, certain general and administrative expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $4,655,000 for the nine months ended September 30, 2005.

    Since October 1, 2002, Ascent Media has provided uplink and satellite transport services to On Command Corporation ("On Command"), a wholly owned subsidiary of Liberty, pursuant to the terms of a short-term services agreement and a content preparation and distribution services agreement, which continues through March 31, 2008. The content preparation and distribution services agreement also provides that Ascent Media may supply content preparation services. During the period from April 2003 to October 2004, Ascent Media also installed satellite equipment at On Command's downlink sites at hotels pursuant to a separate services agreement. All agreements were entered into in the ordinary course of business on arm's-length terms. Ascent Media has provided $312,000 and $337,000 in services to On Command for the nine months ended September 30, 2005 and 2004, respectively.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

    Ascent Media provides services such as satellite uplink, systems integration, origination, and post-production to Discovery. Revenue recorded by Ascent Media for these services for the nine months ended September 30, 2005 and 2004 aggregated $25,223,000 and $21,544,000, respectively.

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

    The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less operating expenses and selling, general and administrative expense (excluding stock and other equity-based compensation). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization and stock and other equity-based compensation that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

    Summarized financial information concerning the Company's reportable segments is presented in the following tables:

                                            MEDIA                              CORPORATE
                               CREATIVE   MANAGEMENT   NETWORK                 AND OTHER
                               SERVICES    SERVICES    SERVICES                   AND
                                GROUP       GROUP      GROUP(1)   DISCOVERY   ELIMINATIONS     TOTAL
                               --------   ----------   --------   ---------   ------------   ---------
                                                        AMOUNTS IN THOUSANDS
Nine months ended
  September 30, 2005
  Revenue from external
    customers................  $225,008     87,778     207,457    1,900,549    (1,900,549)     520,243
  Operating cash flow........  $ 39,946      9,739      41,101      502,845      (538,508)      55,123
  Capital expenditures.......  $ 19,678     19,605      31,440       77,609       (73,823)      74,509
  Total assets...............  $297,132    170,737     292,868           --     5,063,947    5,824,684

Nine months ended
  September 30, 2004
  Revenue from external
    customers................  $219,746     79,058     159,540    1,672,483    (1,672,483)     458,344
  Operating cash flow........  $ 40,690     13,175      44,750      481,308      (509,739)      70,184
  Capital expenditures.......  $ 14,095      3,456      14,219       44,665       (42,997)      33,438

------------------------

(1) Included in Network Services Group revenue is broadcast services revenue of $110,436,000 and $97,462,000 and systems integration revenue of $97,021,000 and $62,078,000 for the nine months ended September 30, 2005 and 2004, respectively.

                           DISCOVERY HOLDING COMPANY

                               SEPTEMBER 30, 2005

                                  (UNAUDITED)

                                                MEDIA                              CORPORATE
                                   CREATIVE   MANAGEMENT   NETWORK                 AND OTHER
                                   SERVICES    SERVICES    SERVICES                   AND
                                    GROUP       GROUP      GROUP(1)   DISCOVERY   ELIMINATIONS    TOTAL
                                   --------   ----------   --------   ---------   ------------   --------
                                                            AMOUNTS IN THOUSANDS
Three months ended September 30,
  2005
  Revenue from external
    customers....................  $73,215      27,730      66,989     639,182      (639,182)    167,934
  Operating cash flow............  $12,187       1,291      14,327     170,580      (181,778)     16,607
  Capital expenditures...........  $ 9,481       7,728       4,990      16,980       (15,823)     23,356

Three months ended September 30,
  2004
  Revenue from external
    customers....................  $68,940      26,896      56,088     557,830      (557,830)    151,924
  Operating cash flow............  $12,364       4,094      15,437     161,028      (170,610)     22,313
  Capital expenditures...........  $ 5,103       1,472      11,080      20,148       (18,670)     19,133

------------------------

(1) Included in Network Services Group revenue is broadcast services revenue of $38,781,000 and $36,802,000 and systems integration revenue of $28,208,000 and $19,286,000 for the three months ended September 30, 2005 and 2004, respectively.

    The following table provides a reconciliation of segment operating cash flow to earnings before income taxes.

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Segment operating cash flow..............................  $ 55,123      70,184
Stock-based compensation.................................    (3,743)     (1,613)
Depreciation and amortization............................   (54,888)    (53,530)
Share of earnings of Discovery...........................    71,443      58,370
Other, net...............................................     1,697         (37)
                                                           --------     -------
Earnings before income taxes.............................  $ 69,632      73,374
                                                           ========     =======

    Information as to the Company's operations in different geographic areas is as follows:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           ---------------------
                                                             2005        2004
                                                           ---------   ---------
                                                           AMOUNTS IN THOUSANDS
Revenue
  United States..........................................  $392,562     334,231
  United Kingdom.........................................   113,537     106,259
  Other countries........................................    14,144      17,854
                                                           --------     -------
                                                           $520,243     458,344
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

OVERVIEW

    We are a holding company and our businesses and assets include Ascent Media, which we consolidate, and a 50% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery's revenue is not reflected in the revenue we report in our financial statements. In addition to the foregoing assets, immediately prior to the Spin Off, Liberty transferred to a subsidiary of our company $200 million in cash. The Spin Off was effected on July 21, 2005 as a distribution by Liberty to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock, respectively. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free spinoff. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

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

    Our most significant asset is Discovery, in which we do not have a controlling financial interest. Discovery is a global media and entertainment company that provides original and purchased video programming in the U.S. and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States. We account for our interest in Discovery using the equity method of accounting. Accordingly, our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery's results of operations and liquidity below.

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

OPERATING CASH FLOW

    We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to invest in ongoing capital expenditures and service of any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization and stock and other equity-based compensation, that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles or GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of operating cash flow to earnings before income taxes.

RESULTS OF OPERATIONS

    Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of Ascent Media's results and our 50% share of earnings of Discovery.

    Ascent Media's creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. The media management services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the media management services group includes Ascent Media's digital media center which is developing new products and businesses in areas such as digital imaging, digital media and interactive media. The network services group's revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via freight, fiber, satellite and the Internet. Additionally, the group earns revenue by providing systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 60% of the network services group's revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months. Approximately 40% of the network services group's revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years.

Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses. Corporate related items and expenses are reflected in Corporate and Other, below.

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------
                                           2005       2004       2005       2004
                                         --------   --------   --------   --------
                                                   AMOUNTS IN THOUSANDS
SEGMENT REVENUE
Creative services group................  $ 73,215    68,940    225,008    219,746
Media management services group........    27,730    26,896     87,778     79,058
Network services group.................    66,989    56,088    207,457    159,540
Corporate and other....................        --        --         --         --
                                         --------   -------    -------    -------
                                         $167,934   151,924    520,243    458,344
                                         ========   =======    =======    =======
SEGMENT OPERATING CASH FLOW
Creative services group................  $ 12,187    12,364     39,946     40,690
Media management services group........     1,291     4,094      9,739     13,175
Network services group.................    14,327    15,437     41,101     44,750
Corporate and other....................   (11,198)   (9,582)   (35,663)   (28,431)
                                         --------   -------    -------    -------
                                         $ 16,607    22,313     55,123     70,184
                                         ========   =======    =======    =======

    REVENUE. Total revenue increased 10.5% and 13.5% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. The creative services group revenue increased $4,275,000 and $5,262,000 for the three and nine month periods, respectively. The increase for the three month period is due to more commercial advertising production and feature film projects for both post production and sound services in the U.S. partially offset by continued weakness in commercial and feature film services provided in the U.K. The increase for the nine month period is due to higher commercial revenue and strong feature film business in the U.S., partially offset by reduced sound services and continued weakness in commercial and feature film activity in the U.K. The media management services group revenue increased $834,000 and $8,720,000 for the three and nine month periods, respectively. The increase in revenue for the three month period was a result of higher lab revenue of $2,735,000 primarily driven by the acquisition of Cinetech partially offset by lower revenue for traditional media services both in the U.S. and U.K. The increase in revenue for the nine month period was a result of higher lab revenue of $9,175,000 primarily driven by the acquisition of Cinetech, higher revenues in DVD services driven by the studios in the U.S. and an increase in new digital services offset by declines in the U.K. in traditional services and subtitling. The network services group revenue increased $10,901,000 and $47,917,000 for the three and nine month periods, respectively. These increases reflect higher number of large engineering and systems integration projects partially offset by lower renewal rates on certain ongoing broadcast services contracts. The nine-month increase also includes $9,423,000 of revenue related to the LPC acquisition.

    COST OF SERVICES. Cost of services increased 19.8% and 22.1% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are partially attributable to the 2004 acquisitions discussed above, which contributed $1,241,000 and $11,656,000 in cost of services for the three and nine month periods, respectively. As a percent of revenue, cost of services increased from 60.1% to 65.1% for the three month periods and from 60.0% to 64.5% for the nine month periods. These increases are due primarily to the network services and media management groups. In the network services group, the mix of revenue has shifted to a higher percentage of systems engineering and integration projects, which have higher production and engineering labor and production material and equipment costs, than broadcast services and satellite operations. In addition, competitive pressures have contributed to lower rates as contracts are renewed and new business is acquired. Media management services group cost of services have increased at a faster rate than revenue as the group has increased spending on development of digital technologies and new services. Additionally, media management's projects have become increasingly more integrated, with complex work flows requiring higher levels of production labor and project management. This increase in labor costs, combined with investment in new technologies, has resulted in higher cost of services and decreasing operating cash flow margin.

    SELLING, GENERAL AND ADMINISTRATIVE. Ascent Media's selling, general and administrative expenses increased 6.0% and 10.3% for the three and nine months ended September 30, 2005, respectively, as compared to the corresponding prior year periods. These increases are primarily attributable to the impact of the 2004 acquisitions and the growth in the revenue driving higher labor, support, facility and selling costs.

    Corporate and Other operating cash flow (which includes DHC corporate general and administrative expenses of $1,422,000 and $4,655,000 for the three and nine months ended September 30, 2005, respectively) decreased $1,616,000 and $7,232,000 in 2005 primarily due to higher DHC corporate expenses and higher Ascent Media corporate expenses in the U.K. as a result of higher labor, facility and professional services costs. The DHC corporate expenses primarily relate to expenses incurred in connection with the Spin Off.

    DEPRECIATION AND AMORTIZATION. The changes in depreciation and amortization expense for the three and nine months ended September 30, 2005 are due to a combination of capital expenditures, acquisitions and assets becoming fully depreciated.

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

    On May 24, 2005, Liberty commenced an offer to purchase certain stock options and SARs held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately $2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,121,673 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.14 million. In connection with these purchases, Ascent Media recorded compensation expense of $3,205,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs and
(2) the previously unamortized in-the-money value related to the Ascent Media Options.

    SHARE OF EARNINGS OF DISCOVERY. Our share of earnings of Discovery increased 63.2% and 22.4% for the three and nine months ended September 30, 2005, respectively. These increases are due to increases in Discovery's revenue and operating income, partially offset by an increase in minority interest for the three month period and a decrease in gains from derivatives for the nine month period.

    We have provided a more detailed discussion of Discovery's results of operations below.

    INCOME TAXES. Our effective tax rate was 68.3% and 31.4% for the nine months ended September 30, 2005 and 2004, respectively. Subsequent to the Spin Off, we assessed our historical weighted average state tax rate and determined to increase such rate. This increase resulted in additional tax expense in the third quarter of 2005 in the amount of $13,507,000. In addition, our income tax expense was higher than the federal income tax rate of 35% in 2005 due to state and foreign tax expense. Our effective tax rate was lower than the federal income tax rate in 2004 due to a reduction in our valuation allowance and foreign taxes which are incurred at a lower rate than the federal rate partially offset by state income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the Spin Off, our primary sources of funds were cash flows from operating activities and capital contributions from Liberty. During the nine months ended September 30, 2005, our primary use of cash was for capital expenditures ($74,509,000), which we primarily funded with our available cash and cash generated by operating activities ($61,836,000). Of the foregoing 2005 capital expenditures, $30,905,000 relates to the buildout of Ascent Media's existing facilities for specific customer contracts and the construction of Ascent Media's Digital Media Center in Burbank, California. The remainder of Ascent Media's capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. Ascent Media currently expects to spend an additional $14,000,000 for capital expenditures in 2005. Prior to the Spin Off, Liberty transferred to one of our subsidiaries $200 million in cash. Subsequent to the Spin Off, Liberty will no longer be a long-term source of liquidity for us. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event new investment opportunities, additional capital expenditures or increased operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

    We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

DISCOVERY

    We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our financial statements we record our share of Discovery's net income or loss available to common shareholders and reflect this activity in one line item in our statement of operations as "Share of earnings of Discovery." The following financial information of Discovery for the nine months ended September 30, 2005 and September 30, 2004 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery's operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of their operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery's management to prepare their own management's discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery's management had prepared it.

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

    The U.S. networks is Discovery's largest division which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery's retail chain store operations and other direct consumer marketing activities, as well as Discovery education, which was recently formed to manage Discovery's distribution of education content.

CONSOLIDATED RESULTS

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           2005        2004
                                                        ----------   ---------
                                                         AMOUNTS IN THOUSANDS
REVENUE
Advertising...........................................  $  875,565     825,281
Subscriber fees.......................................     879,428     721,906
Other.................................................     145,556     125,296
                                                        ----------   ---------
  Total revenue.......................................   1,900,549   1,672,483
                                                        ----------   ---------
EXPENSES
Cost of revenue.......................................    (659,861)   (575,405)
Selling, general and administrative ("SG&A")
  expense.............................................    (737,843)   (615,770)
                                                        ----------   ---------
  Operating cash flow.................................     502,845     481,308
Expenses arising from long-term incentive plans.......     (18,786)    (80,857)
Depreciation and amortization.........................     (90,579)    (97,706)
Gain on sale of patents...............................          --      22,007
                                                        ----------   ---------
  Operating income....................................     393,480     324,752
OTHER INCOME (EXPENSE)
Interest expense, net.................................    (130,212)   (124,008)
Unrealized gains from derivative instruments, net.....      16,018      33,188
Minority interests in consolidated subsidiaries.......     (23,754)    (25,393)
Other.................................................      17,124      (1,000)
                                                        ----------   ---------
  Income before income taxes..........................     272,656     207,539
Income tax expense....................................    (129,770)    (90,798)
                                                        ----------   ---------
  Net income..........................................  $  142,886     116,741
                                                        ==========   =========

BUSINESS SEGMENT RESULTS

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           2005        2004
                                                        ----------   ---------
                                                         AMOUNTS IN THOUSANDS
REVENUE
U.S. networks.........................................  $1,299,389   1,186,778
International networks................................     517,129     417,340
Discovery commerce, education and other...............      84,031      68,365
                                                        ----------   ---------
  Total revenue.......................................  $1,900,549   1,672,483
                                                        ==========   =========
OPERATING CASH FLOW
U.S. networks.........................................  $  494,583     458,699
International networks................................      76,239      72,590
Discovery commerce, education and other...............     (67,977)    (49,981)
                                                        ----------   ---------
  Total operating cash flow...........................  $  502,845     481,308
                                                        ==========   =========

------------------------

NOTE: Discovery commerce, education and other includes intercompany eliminations.

    REVENUE. Discovery's consolidated revenue increased 14% for the nine months ended September 30, 2005, as compared to the corresponding prior year period. Increased revenue was primarily due to 22% increase in subscriber fee revenue. Advertising revenue increased 6% during the same period. Other revenue increased 16% due to increased store and licensing revenue within Discovery's commerce business, combined with growth in Discovery's education business.

    Subscriber fee revenue grew 21% at the U.S. networks and 23% at the international networks. The increase in subscriber fees at the U.S. networks is due to a 12% increase in paying subscription units combined with contractual rate increases at most networks. Free viewing periods related to a number of U.S. networks, principally networks that are carried on the digital tier, began expiring in 2004 and Discovery is now recognizing subscriber fees for those networks. U.S. networks subscriber fee increases were also helped by reduced launch fee amortization, a contra-revenue item, as a result of extensions of certain affiliation agreements. Launch amortization at the U.S. networks declined from $69,238,000 during the nine months ended September 30, 2004 to $51,595,000 in 2005 primarily due to these extensions. Increases in subscriber fees at the international networks were driven principally by increases in paying subscription units in Europe and Asia, as well as the international joint venture channels combined with contractual rate increases in certain markets.

    The increase in advertising revenue, which includes revenue from paid programming, was primarily due to a 29% increase at the international networks. More than half of the international networks' advertising revenue is generated by its operations in the United Kingdom and Europe. The increase in international networks advertising revenue was due primarily to higher viewership in the U.K. and an increased subscriber base in the U.K. and Europe. Advertising revenue at the U.S. networks increased 2% as higher advertising sell-out rates were partially offset by lower audience delivery at certain networks. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% and 7% of total advertising revenue for the nine months ended September 30, 2005 and 2004, respectively.

    The increase in other revenue was primarily due to an increase in education revenue due to growth in the business and acquisitions combined with a 5% increase in store revenue. The increase in store revenue was due to a 11% increase in same store sales offset by a 7% decrease in the average number of stores. Discovery began an initiative in 2003 to close stores that were not profitable which has resulted in a reduction of the total number of store locations.

    COST OF REVENUE. Cost of revenue increased 15% for the nine months ended September 30, 2005 as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was 35% and 34% for the nine months ended September 30, 2005 and 2004, respectively. This increase primarily resulted from higher programming expense due to continued investment across all U.S. networks in original productions and high profile specials. At the international networks, continued investment in the lifestyles category, particularly in Europe, has resulted in increased programming costs. These increases were offset partially by an aggregate benefit of approximately $9 million related to certain nonrecurring items, including a change in estimate for the international music rights accrual.

    SG&A EXPENSES. SG&A expenses increased 20% for the nine months ended September 30, 2005, as compared to the corresponding prior year period. Within the different groups, SG&A expenses increased 3%, 43% and 51% at the U.S. networks, international networks and Discovery commerce, education and other, respectively. The increase at the international networks was caused by increases in personnel expense resulting from adding headcount as the business expands particularly in the U.K. and Europe combined with higher marketing expense associated with branding and awareness efforts, particularly in Europe, in association with the lifestyles category initiative. The increase in SG&A expenses of 51% or $41,944,000 at Discovery commerce, education and other is primarily due to acquisitions and organic growth in Discovery's education business.

    EXPENSES ARISING FROM LONG-TERM INCENTIVE PLANS. Expenses arising from long-term incentive plans are related to Discovery's unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. Upon exercise, participants receive a cash payment for the increase in value of the units from the unit value on the date of issuance. Unit value is determined by the year over year change in Discovery's aggregate equity value as estimated by an external investment firm, using a consistent methodology. The appreciation in unit value of LTIP awards outstanding is recorded as compensation expense over the vesting periods. The 77% or $62,071,000 decrease in LTIP expense in 2005 is the result of an increase in units exercised during the year, partially offset by additional expenses related to the termination of one of Discovery's long-term incentive plans and current year vesting under the remaining plan. Discovery made aggregate cash payments of $265,072,000 to participants who exercised units during the nine months ended September 30, 2005. The cash-out value of the units exercised was based on the plan valuation at the end of 2004, resulting in lower expense for the current period, as compared to the same period in 2004. Discovery established a new long-term incentive plan in October 2005 (the "2005 LTIP Plan") where participants in Discovery's existing plan may elect to (1) stay in such plan or
(2) exercise vested units and convert unvested units to the 2005 LTIP Plan. If the remaining vested LTIP awards at September 30, 2005 were exercised, the aggregate cash payments by Discovery would be approximately $58 million. The aggregate number of units that are currently authorized to be granted under the 2005 LTIP plan approximates a 5% sharing in the change in Discovery's equity value.

    DEPRECIATION AND AMORTIZATION. The decrease in depreciation and amortization for the nine months ended September 30, 2005 is due to intangibles becoming fully amortized and a decrease in the depreciable asset base resulting from a reduction in the number of retail stores, offset by new assets placed in service during 2005.

OTHER INCOME AND EXPENSE

    INTEREST EXPENSE. The increase in interest expense for the nine months ended September 30, 2005 is primarily due to an increase in interest rates during 2005.

    UNREALIZED GAINS FROM DERIVATIVE INSTRUMENTS, NET. Unrealized gains from derivative transactions relate primarily to Discovery's use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $16,018,000 and $33,188,000 in unrealized gains on these instruments during the nine months ended September 30, 2005 and 2004, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

    MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES. Minority interest represents increases and decreases in the estimated redemption value of mandatory redeemable interests in subsidiaries which are initially recorded at fair value.

    INCOME TAXES. Discovery's effective tax rate was 48% and 44% for the nine months ended September 30, 2005 and 2004, respectively. Discovery's effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    Discovery used $24,680,000 and $41,982,000 of cash from operations during the nine months ended September 30, 2005 and 2004, respectively. The company's use of cash from operations during the nine months ended September 30, 2005 was its operating cash flow offset by payments associated with the company's long-term incentive plan in the amount of $265,072,000, interest expense of $130,212,000 and working capital fluctuations. During the nine months ended September 30, 2004, the company's use of cash from operations resulted from operating cash flow less interest expense of $124,008,000, payments associated with the company's long-term incentive plan in the amount of $238,337,000 and working capital changes.

    During the nine months ended September 30, 2005, Discovery paid $92,874,000 to acquire mandatorily redeemable securities related to minority interests in certain consolidated subsidiaries. Discovery also spent $77,609,000 on capital expenditures during the period. During the nine months ended September 30, 2004, Discovery paid $148,880,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $44,665,000 on capital expenditures.

    In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, a revolving loan facility and various senior notes payable. During the nine months ended September 30, 2005 and 2004, net borrowings under debt facilities were $217,000,000 and $269,000,000, respectively. Total commitments of these facilities were $3,490,000,000 at September 30, 2005. Debt outstanding on these facilities aggregated $2,695,000,000 at September 30, 2005, providing excess debt availability of $795,000,000. Subsequent to September 30, 2005, Discovery refinanced certain of its debt facilities and increased its total commitments by $55 million. Discovery's ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

    All term and revolving loans and senior notes are unsecured. They contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery was in compliance with all debt covenants at September 30, 2005.

    During 2005, including amounts discussed above, Discovery expects to spend approximately $120,000,000 for capital expenditures, $184,000,000 for interest expense, and a minimum of $300,000,000 for LTIP obligations. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements, including LTIP obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

    In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

    There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

                                                       DISCOVERY HOLDING COMPANY

Date: November 9, 2005                                 By:  /s/ CHARLES Y. TANABE
                                                            -----------------------------------------
                                                            Charles Y. Tanabe
                                                            Senior Vice President and General Counsel

Date: November 9, 2005                                 By:  /s/ DAVID J.A. FLOWERS
                                                            -----------------------------------------
                                                            David J.A. Flowers
                                                            Senior Vice President and Treasurer
                                                            (Principal Financial Officer)

Date: November 9, 2005                                 By:  /s/ CHRISTOPHER W. SHEAN
                                                            -----------------------------------------
                                                            Christopher W. Shean
                                                            Senior Vice President and Controller
                                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

    Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1  Rule 13a-14(a)/15d-14(a) Certification.

31.2  Rule 13a-14(a)/15d-14(a) Certification.

31.3  Rule 13a-14(a)/15d-14(a) Certification.

32    Section 1350 Certification