Form 10-K
period 2005-12-31
Discovery Holding CO
filed 2006-03-23
CIK 1320482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-51205
Discovery Holding Company
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2471174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado	80112 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (720) 875-4000
Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on
Title of each class	which registered

Series A Common Stock, par value $.01 per share	Nasdaq
Series B Common Stock, par value $.01 per share	Nasdaq
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
      The aggregate market value of the voting stock held by nonaffiliates of Discovery Holding Company computed by reference to the last sales price of such stock, as of the closing of trading on February 28, 2006, was approximately $4.1 billion.
      The number of shares outstanding of Discovery Holding Company’s common stock as of February 28, 2006 was:
Series A Common Stock — 268,097,442; and
Series B Common Stock — 12,106,093 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

DISCOVERY HOLDING COMPANY
2005 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.	Business.

(a)	General Development of Business
      Discovery Holding Company was incorporated in the state of Delaware on March 9, 2005 as a wholly-owned subsidiary of Liberty Media Corporation, which we refer to as Liberty. On July 21, 2005, Liberty completed the spin off of Discovery Holding Company to Liberty’s shareholders. In the spin off, each holder of Liberty common stock received 0.10 of a share of our Series A common stock for each share of Liberty Series A common stock held and 0.10 of a share of our Series B common stock for each share of Liberty Series B common stock held. Approximately 268.1 million shares of our Series A common stock and 12.1 million shares of our Series B common stock were issued in the spin off, which is intended to qualify as a tax-free transaction.
      We are a holding company. Through our wholly owned subsidiary, Ascent Media Group, LLC, and our 50% owned equity affiliate Discovery Communications, Inc., we are engaged primarily in (1) the production, acquisition and distribution of entertainment, educational and information programming and software, (2) the retail sale and licensing of branded and other specialty products and (3) the provision of creative, media management and network services to the media and entertainment industries. Our subsidiaries and affiliates operate in the United States, Europe, Latin America and Asia.
      The assets and operations of Ascent Media are composed primarily of the assets and operations of 13 companies acquired by Liberty from 2000 through 2004, including The Todd-AO Corporation, Four Media Company, certain assets of SounDelux Entertainment Group, Video Services Corporation, Group W Network Services, London Playout Centre and the systems integration business of Sony Electronics. The combination and integration of these and other acquired entities allow Ascent Media to offer integrated outsourcing solutions for the technical and creative requirements of its clients, from content creation and other post-production services to media management and transmission of the final product to broadcast television stations, cable system head-ends and other destinations and distribution points.
      Discovery is a leading global media and entertainment company. Discovery has grown from the 1985 launch in the United States of its core property, Discovery Channel, to current global operations in over 160 countries across six continents, with over 1 billion total cumulative subscription units. Discovery operates its businesses in three groups: Discovery networks U.S., Discovery networks international, and Discovery commerce, education and other.
      On January 27, 2006, we acquired AccentHealth LLC for cash consideration of $45 million, plus working capital adjustments of $2.0 million. Accent Health operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide.
* * * * *
      Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. To the extent that statements in this Annual Report are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In some cases, you can identify these statements by our use of forward-looking words such as “may,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend” and other words of similar substance. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film and television production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development and integration of new business lines, acquired operations and business strategies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders and other technology, and their impact on television advertising revenue;

•	rapid technological changes;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates and political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and

•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.
These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances which could cause actual results to differ materially from those contained in any forward-looking statement.

(b)	Financial Information About Operating Segments
      We identify our reportable segments based on financial information reviewed by our chief operating decision maker, or his designee. We report financial information for our consolidated business segments that represent more than 10% of our consolidated revenue or earnings before taxes and equity affiliates whose share of earnings represent more than 10% of our earnings before taxes.
      Based on the foregoing criteria, our four reportable segments are our Creative Services Group, Media Management Group and Network Services Group, which are all operating segments of Ascent Media, and Discovery, which is an equity affiliate. Financial information related to our operating segments can be found in note 18 to our consolidated financial statements found in Part II of this report.

(c)	Narrative Description of Business

ASCENT MEDIA
      Ascent Media provides a wide variety of creative, media management and network services to the media and entertainment industries. Ascent Media’s clients include the major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content.
      Ascent Media’s operations are organized into three main categories: creative services, media management services and network services.

Creative Services
      Ascent Media’s creative services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers, documentaries and independent films, episodic television, TV movies and mini-series, television commercials, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services.
      Ascent Media markets its creative services under various well-known brand names, including Company 3, Design Music Group (DMG), Digital Symphony, Encore Hollywood, FilmCore, Level 3 Post, Method, Modern Music, One Post, POP Sound, R!OT, Rushes, Soho Images, Soundelux, Sound One, St. Anne’s Post, and Todd-AO. The creative services client base comprises the major domestic film studios, independent television production companies, broadcast networks, advertising agencies, creative editorial companies and corporate media producers. The principal facilities of the creative services group are in Los Angeles, New York, Atlanta, San Francisco, Mexico City and London.
      Key services provided by Ascent Media’s creative services group include the following:

Dailies. Clients require daily screening of their previous day’s recorded work in order to evaluate technical and aesthetic qualities of the production and to begin the creative editorial process. Ascent Media provides the film development, digital transfer from film to video and video processing necessary for clients to view principal photography on a daily basis, also known as “dailies.” For clients that record their productions on film, Ascent Media processes and prints film negatives for film projection. The company also delivers dailies that are transferred from film to digital media using telecine equipment. The transfer process is technically challenging and is used to integrate various forms of audio and encode the footage with feet and frame numbers from the original film. Dailies delivered as a digital file can be processed in high definition or standard definition video and can be screened in a nonlinear manner on a variety of playback equipment.

Telecine. Telecine is the process of transferring film into video (in either analog or digital medium). During this process, a variety of parameters can be manipulated, such as color and contrast. Because the color spectrum of film and digital media are different, Ascent Media has creative talent who utilize creative colorizing techniques, equipment and processes to enable its clients to achieve a desired visual look and feel for television commercials and music videos, as well as feature films and television shows. Ascent Media also provides live telecine services via satellite, using a secure closed network able to accurately transmit subtle color changes to connect its telecine artists with client offices or other affiliated post-production facilities.

Digital intermediates. Ascent Media’s digital intermediates service provides customers with the ability to convert film to a high resolution digital master file for color correction, creative editorial and electronic assembly of masters in other formats. If needed, the digital file can then be converted back to film.

Creative editorial. After principal photography has been completed, Ascent Media’s editors assemble the various elements into a cohesive story consistent with the messaging, branding and creative direction by Ascent Media’s advertising agency clients. Ascent Media provides the tools and talent required to support its clients through all stages of the editing process, beginning with the low-resolution digital images and off-line editing workstations used to create an edit decision list, through the high-resolution editorial process used to complete a final product suitable for broadcast. In addition, Ascent Media is able to offer expanded communications infrastructure to provide digital images directly from the film-to-tape transfer process to a workstation through dedicated data lines.

Visual effects. Visual effects are used to enhance the viewing audience’s experience by supplementing images obtained in principal photography with computer-generated imagery and graphical elements. Visual effects are typically used to create images that cannot be created by any other cost-effective means. Ascent Media also provides services on an array of graphics and animation workstations using a variety of software to accomplish unique effects, including three-dimensional animation.

Assembly, formatting and duplication. Ascent Media implements clients’ creative decisions, including decisions regarding the integration of sound and visual effects, to assemble source material into its final form. In addition, Ascent Media uses sophisticated computer graphics equipment to generate titles and character imagery and to format a given program to meet specific network requirements, including time compression and commercial breaks. Finally, Ascent Media creates multiple master videotapes for delivery to the network for broadcast, archival and other purposes designated by the customer.

Distribution. Once a television commercial has been completed, Ascent Media provides broadcast and support services, including complete video and audio duplication, distribution, and storage and asset management, for advertising agencies, corporate advertisers and entertainment companies. Ascent Media uses domestic and international satellite, fiber and Integrated Services Digital Network, or ISDN, Internet access, and conventional air freight for the delivery of television and radio spots. Ascent Media currently houses over 85,000 commercial production elements in its vaults for future use by its clients. Ascent Media’s commercial television distribution facilities in Los Angeles and San Francisco, California enable Ascent Media to service any regional or national client.

Sound supervision, sound design and sound editorial. Ascent Media provides creative talent, state of the art facilities and support services to create sound for feature films, television content, commercials and trailers, interactive multimedia games and special live venues. Sound supervisors ensure that all aspects of sound, dialogue, sound effects and music are properly coordinated. Ascent Media’s sound services include, but are not limited to, sound editing, sound design, sound effect libraries, ADR (automated dialogue replacement, a process for recording dialogue in synchronization with previously recorded picture) and Foley (non-digital sound effects).

Music services. Music services are an essential component of post-production sound. Ascent Media has the technology and talent to handle all types of music-related services, including original music composition, music supervision, music editing, scoring/recording, temporary sound tracks, composer support and preparing music for soundtrack album release.

Re-recording/ Mixing. Once sound editors, sound designers, composers, music editors, ADR and Foley crews, and many others, have prepared the elements that will make up the finished product, the final component of the creative sound post production process is the mix (or re-recording). Mixing a film involves the process of combining multiple elements, such as tracks of sound effects, dialogue and music, to complete the final product. Ascent Media maintains a significant number of mixing stages, purpose-built and provisioned with advanced recording equipment, capable of handling any type of project, from major motion pictures to smaller independent films.

Sound effects and music libraries. Through its Soundelux brand, Ascent Media maintains an extensive sound effects library with over 300,000 unique sounds, which editors and clients access through the company’s intranet and remotely via the Internet. The company also owns several production music libraries through its Hollywood Edge brand. Ascent Media’s clients use the sound effects and music libraries in feature films, television shows, commercials, interactive and multimedia games. The company actively continues to add new, original recordings to its library.

Media Management Services
      Ascent Media’s media management services group provides owners of content libraries with a full complement of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. Ascent Media’s media facilities are located in Burbank, Hollywood and Santa Monica, California; Northvale, New Jersey; and London, England. The media management services client base includes the major motion picture studios and their international divisions as well as independent owners of television and film libraries and emerging new media distribution channels.
      In 2005, Ascent Media completed construction of its 100,000 square foot Digital Media Data Center, or DMDC, in Burbank, California. The DMDC now contains a significant portion of Ascent Media’s media management services business in Southern California.
      Key services provided by Ascent Media’s media management services group include the following:

Negative developing and cutting. Ascent Media’s film laboratories provide negative developing for television shows such as one-hour dramas and movie-length programming, including negative developing of “dailies” (the original negative shot during each production day), as well as the often complex and technically demanding commercial work and motion picture trailers. Ascent Media also provides negative cutting services for the distribution of commercials on film.

Restoration, preservation and asset protection of existing and damaged content. Through its recently-acquired facility, Cinetech, and its other laboratory facilities, Ascent Media provides film restoration, preservation and asset protection services. Ascent Media’s technicians use photochemical and digital processes to clean, repair and rebuild a film’s elements in order to return the content to its original and sometimes improved image quality. Ascent Media also protects film element content from future degradation by transferring the film’s image to newer archival film stocks. Ascent Media also provides asset protection services for its client’s color library titles, which is a preservation process whereby B/ W, silver image, polyester, positive and color separation masters are created, sufficiently protecting the images of new and older films.

Transferring film to analog video or digital media. A considerable amount of film content is ultimately distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to an analog video or digital file format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 X 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, are expected to contribute to the growth of Ascent Media’s film transfer business. Ascent Media also digitally removes dirt and scratches from a damaged film master that is transferred to a digital file format.

Professional duplication and standards conversion. Ascent Media provides professional duplication, which is the process of creating broadcast quality and resolution independent sub-masters for distribution to professional end users. Ascent Media uses master elements to make sub-masters in numerous domestic and international broadcast standards as well as up to 22 different tape formats. Ascent Media also provides standards conversion, which is the process of changing the frame rate of a video signal from one video standard, such as the United States standard (NTSC), to another, such as a European standard (PAL or SECAM). Content is regularly copied, converted and checked by quality control for use in intermediate processes, such as editing, on-air backup and screening and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. Ascent Media’s duplication and standards conversion facilities are technically advanced with unique characteristics that significantly increase equipment capacity while reducing error rates and labor cost.

Syndicated television distribution. Ascent Media’s syndication services provide AMOL-encoding and closed-captioned sub-mastering, commercial integration, library distribution, station list management and v-chip encoding. Ascent Media distributes syndicated television content by freight, satellite, fiber or the Internet, in formats ranging from low-resolution proxy streams to full-bandwidth high-definition television and streaming media.

DVD compression and authoring and menu design. Ascent Media provides all stages of DVD production, including creative menu design, special feature production, project management, encoding, 5.1 surround editing and quality control. Ascent Media also prepares and optimizes content for evolving formats of digital distribution, such as video-on-demand and interactive television.

Storage of original elements and working masters. Ascent Media’s archives are designed to store working master videotapes and film elements in a highly controlled environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Physical elements stored in Ascent Media’s archive are uniquely bar-coded and maintained in a library management database offering rapid access to elements, concise reporting of element status and element tracking throughout its travel through Ascent Media’s operations.

Network Services
      Ascent Media’s network services group provides services to broadcast, cable and satellite programming networks, local television channels, broadcast syndicators, satellite broadcasters, other broadband telecommunications companies and corporations that operate private networks. Ascent Media’s network services group operates from facilities located in California, Connecticut, Florida, Minnesota, New York, New Jersey, Virginia and the United Kingdom and Singapore.
      Key services provided by Ascent Media’s network services group include the following:

Network origination and master control. The network services group provides videotape and file-based playback and origination to cable, satellite and pay-per-view programming networks. Ascent Media accepts daily program schedules, programs, promotional materials and advertising and transmits 24 hours of seamless daily programming to cable operators, direct broadcast satellite systems and other destinations, over fiber and satellite, using automated systems for broadcast playback. Ascent Media also operates industry-standard encryption and/or compression systems as needed for customer satellite transmission and offers quality control, tape storage and trafficking services. Ascent Media operates television production studios with live-to-satellite interview services, cameras, production and audio control rooms, videotape playback and record, multi-language prompters, computerized lighting, dressing and makeup rooms and field and teleconferencing services. Ascent Media offers complete post-production services for on-air promotions, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition. For programming designed for export to other markets, Ascent Media provides language translation, subtitling and voice dubbing. Currently, over two hundred 24/ 7 programming feeds are supported by Ascent Media’s facilities in the United States, London and Singapore.

Satellite transport. Ascent Media operates satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota, Connecticut and Florida. Ascent Media’s facilities are staffed 24 hours a day and may be used for uplink, downlink and turnaround services. Ascent Media accesses various “satellite neighborhoods,” including basic and premium cable, broadcast syndication, direct-to-home and DBS markets. Ascent Media resells transponder capacity for occasional and full-time use and bundles its transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Ascent Media’s “teleports” are high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. Ascent Media’s facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. Ascent Media also provides transportable services, including point-to-point microwave transmission, transportable up-link and downlink transmission and broadcast quality teleconference services.

Engineering and systems integration. Ascent Media designs, builds, installs and services advanced video systems for the broadcast, cable television and other broadband telecommunications industries and other professional and corporate markets. Ascent Media’s engineering and systems integration clients include major broadcast networks, numerous cable channels, corporate television networks, a major telecommunications company as well as multiple production and post-production facilities.

Strategy
      The entertainment services industry has been historically fragmented with numerous providers offering discrete, geographically-limited, non-integrated services. Ascent Media’s services, however, span the entirety of the value chain from the creation and management of content to the delivery of content via multiple transmission paths including satellite, fiber and Internet Protocol-based networks. Ascent Media believes the breadth and range of its services uniquely provide it the scale and flexibility necessary to realize significant operating and marketing efficiencies: a global, scaleable media services platform integrating preparation, management and transmission services; common “best practices” operations management across the Ascent Media enterprise; and integration of financial and administrative functions. In Ascent Media’s media management and network services businesses, and with large institutional clients that utilize a broad range of its services, Ascent Media intends to build brand awareness on a global basis and promote its integrated suites of services, while continuing to support the identity and customer loyalty associated with Ascent Media’s established “boutique” brands in the creative services industry. Ascent Media intends to optimize its position in the market by pursuing the following strategies:

Increase scale of operations. Ascent Media intends to increase the scale of its operations through a combination of internal investment in facilities and capital expenditures plus external investment in companies and joint ventures. Its goal is to attract additional customers in its existing lines of business and expand its business operations geographically.

Expand scope of services. Ascent Media intends to expand the scope of its services by applying its core capabilities to new business activities, providing content management and distribution services based on electronic data files rather than physical tapes, participating in emerging high revenue-generating services such as re-formatting content for distribution to new platforms, and gradually attracting new customers with unique service needs that are less susceptible to competitive threats. One growth initiative is to expand Ascent Media’s service offerings for a growing number of non-traditional networks, also referred to as captive audience networks. DHC’s acquisition of AccentHealth — a health media company with a captive audience network that reaches 19 million consumers per month in over 11,000 physician waiting rooms nationwide — will be managed by Ascent Media and will help enhance Ascent Media’s services to captive audience networks.

Optimize the organization. In order to reach the first two strategic goals described above, Ascent Media also plans to improve its internal organization. Specifically, Ascent Media intends to re-align its divisional structure to become more compatible with its diversified customer base and the integrated file-based solutions that they seek. Ascent Media also intends to focus on its content security initiative, creating greater efficiency when it provides parallel tape-based and file-based solutions, invest additional resources in its facilities, develop relationships with other companies and/or form joint ventures.

Seasonality
      The demand for Ascent Media’s core motion picture services, primarily in its creative services group, has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower in the winter and summer. Similarly, demand for Ascent Media’s television program services, primarily in its creative services group, is higher in the first and fourth quarters and lower in the summer, or third quarter. Demand for Ascent Media’s commercial services, primarily in its creative services group, are fairly consistent with slightly higher activity in the third quarter. However, recent trends in the demand for television program services may result in increased business for Ascent Media in the summer. In addition, the timing of projects in Ascent Media’s media management services group and network services group are beginning to offset the quarters in which there has been historically lower demand for Ascent Media’s motion picture and television services. Accordingly, Ascent Media expects to experience less dramatic quarterly fluctuations in its operating performance in the future.

DISCOVERY
      Discovery Communications, Inc. is a leading global media and entertainment company. Discovery has grown from the 1985 launch in the United States of its core property, Discovery Channel, to current global operations in over 160 countries across six continents, with over 1 billion total cumulative subscription units. Discovery operates its businesses in three groups: Discovery Networks U.S., Discovery Networks International, and Discovery Commerce, Education and Other.
      Discovery’s relationships and agreements with the distributors of its channels are critical to its business as they provide Discovery’s subscription revenue stream and access to an audience for advertising sales purposes. There has been a great deal of consolidation among cable and satellite television operators in the United States in recent years, with over 90% of the pay television households in the country now controlled by the top eight distributors. Discovery also operates in certain overseas markets which have experienced similar industry consolidation. Industry consolidation has generally provided more leverage to the distributors in their relationships with programmers. Accordingly, as its affiliation agreements expire, Discovery may not be able to obtain terms in new affiliation agreements that are comparable to terms in its existing agreements.
      Discovery earns revenue from the sale of advertising on its networks, from global delivery of its programming pursuant to affiliation agreements with cable television and direct-to-home satellite operators (which is described as distribution revenue throughout this report), and from product sales in its commerce and education outlets. Distribution revenue includes all components of revenue earned through affiliation agreements. Discovery’s affiliation agreements typically have terms of 3 to 10 years and provide for payments based on the number of subscribers that receive Discovery’s services. No single distributor represented more than 10% of Discovery’s consolidated revenue for the year ended December 31, 2005. Discovery has grown its global network business by securing as broad a subscriber base as possible for each of its channels by entering into affiliation agreements. After obtaining scalable distribution of its networks, Discovery invests in programming and marketing in order to build a viewing audience to support advertising sales. In certain cases, Discovery has made cash payments to distributors in exchange for carriage or has entered into contractual arrangements that allow the distributors to show certain of Discovery’s channels for extended free periods. In the United States, Discovery has developed the necessary audience and ratings for its programming such that advertising sales now provide more revenue than channel subscriptions. Distribution revenue still accounts for the majority of the international networks’ revenue base, and this is anticipated to be the case for the foreseeable future. As a result, growing the distribution base for existing and newly launched international networks will continue to be the primary focus of the international division.
      Discovery’s principal operating costs consist of programming expense, sales and marketing expense, personnel expense and general and administrative expenses. Programming is Discovery’s largest expense. Costs incurred and capitalized for the direct production of programming content are amortized over varying periods based on the expected realization of revenue from the underlying programs. Licensed programming is amortized over the contract period based on the expected realization of revenue. Discovery incurs sales and marketing expense to promote brand recognition and to secure quality distribution channels worldwide.
      Discovery produces original programming and acquires content from numerous producers worldwide that is tailored to the specific needs of viewers around the globe. Discovery believes it is generally well positioned for continued access to a broad range of high-quality programming for both its U.S. and international networks. It has assembled one of the largest libraries of non-fiction programming and footage in the world, due both to the aggregate purchasing power of its many networks and a policy to own as many rights as possible in the programs aired on its networks. Discovery also has long-term relationships with some of the world’s most significant non-fiction program producers, including the British Broadcasting Corporation, which we refer to as the BBC. Discovery believes the broad international appeal of its content combined with its ability to adapt its significant programming library to international markets for relatively low costs is one of its competitive advantages. Discovery is also developing programming applications designed to position the company to take advantage of emerging distribution technologies including video-on-demand, IP-delivered programming, wireless and mobile.
      Discovery’s other properties consist of Discovery.com and over 100 retail outlets that offer lifestyle, health, science and education oriented products, as well as products related to other programming offered by Discovery. Additionally, Discovery’s newest division, Discovery Education, distributes video-based educational materials to schools in the United States and in many countries around the world.
      Discovery is a leader in offering solutions to advertisers that allow them to reach a broad range of audience demographics in the face of increasing fragmentation of audience share. The overall industry is facing several issues with regard to its advertising revenue, including (1) audience fragmentation caused by the proliferation of other television networks, video-on-demand offerings from cable and satellite companies and broadband content offerings; (2) the deployment of digital video recording devices (DVRs), allowing consumers to time shift programming and skip or fast-forward through advertisements; and (3) consolidation within the advertising industry, shifting more leverage to the bigger agencies and buying groups.

Discovery Networks U.S.
      Discovery networks U.S. currently operates 12 channels and provides distribution and advertising sales services for BBC America. The division’s channels include Discovery Channel, TLC, Animal Planet, Travel Channel, Discovery Health Channel and the following emerging digital tier networks: The Science Channel, Discovery Kids, The Military Channel, Discovery Home, Discovery Times, Fit TV and Discovery HD Theater, which we refer to collectively as the emerging networks. All of these channels are wholly owned by Discovery other than Animal Planet, in which Discovery has a 60% ownership interest and Discovery Times, in which Discovery has a 50% ownership interest. The division also operates web sites related to its channel businesses and various other new media businesses, including a video-on-demand offering distributed by various cable operators.

Discovery Networks International
      Discovery networks international, or the international networks, manages a portfolio of channels, led by Discovery Channel and Animal Planet, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery networks international currently operates over 97 separate feeds in 33 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by Discovery with the exception of (1) the international Animal Planet channels, which are generally 50-50 joint ventures with the BBC, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan and Canada, which operate as joint ventures with strategically important local partners. As with the U.S. networks division, the international networks operate web sites and other new media businesses. In 2004, the group undertook a major new initiative to re-launch certain existing networks and launch several new networks to create a package of three lifestyle-focused networks for distribution on a global basis.

Discovery Commerce, Education & Other
      This group includes Discovery commerce, which operates a chain of retail stores in the United States that offer lifestyle, health, science and education-oriented products, as well as products specifically related to programming on Discovery’s networks. This division also operates a catalog and electronic commerce business selling products similar to that sold in the Discovery Channel Stores, as well as a licensing business that licenses Discovery trademarks and intellectual property to third parties for the purpose of creating and selling retail merchandise.
      This group also includes Discovery education. Since 2003, Discovery has acquired three companies which were involved in the video streaming business. In 2004, the company expanded beyond its traditional education businesses of airing educational programming on its networks and selling hard copies of such programs to schools and began streaming educational video material into schools via the Internet. Discovery education now operates United Streaming, a leading educational broadband streaming service in the United States. This service earns revenue through annual subscription fees paid by schools and school districts which use the service.

Discovery Stockholders’ Agreement
      A subsidiary of ours, together with a subsidiary of Cox Communications, which we refer to as Cox Communications, and Advance/ Newhouse Programming Partnership, which we refer to as Advance/ Newhouse, and John Hendricks, the founder and Chairman of Discovery, are parties to a Stockholders’ Agreement. We own 50%, and Cox Communications and Advance/ Newhouse each own 25%, of Discovery. Mr. Hendricks is the record holder of one share of capital stock of Discovery; however, Mr. Hendricks cannot transfer this share, the share is subject to an irrevocable proxy in favor of Advance/ Newhouse and the share is subject to a call arrangement pursuant to which Advance/ Newhouse can purchase the share. Accordingly, we treat such share as being owned by Advance/ Newhouse for purposes of Advance/ Newhouse’s percentage ownership of Discovery as described in this Annual Report. As a “close corporation” under Delaware law, the stockholders manage the business of Discovery, rather than a board of directors. The Stockholders’ Agreement provides that a number of decisions affecting Discovery, such as, among other things, a decision to effect a fundamental change in its business, a merger or other business combination, issuance of Discovery’s equity securities, approval of transactions between Discovery, on the one hand, and any of its stockholders, on the other hand, and adoption of Discovery’s annual business plan, must be approved by the holders of 80% of its outstanding capital stock. In addition, other matters, such as the declaration and payment of dividends on its capital stock, require the approval of the holders of a majority of Discovery’s outstanding capital stock.
      Because we own 50%, Cox Communications owns 25% and Advance/ Newhouse owns 25% of the stock of Discovery, any one of us may block Discovery from taking any action that requires 80% approval. In addition, because Cox Communications and Advance/ Newhouse, on the one hand, and our company, on the other, each owns 50% of the outstanding stock of Discovery, there is the possibility that the stockholders could deadlock over various other matters, which require the approval of the holders of a majority of its capital stock. To reduce the possibility that this could occur, the stockholders have given John Hendricks, the founder and Chairman of Discovery, the right (but not the obligation), subject to certain limitations, to cast a vote to break a deadlock on certain matters requiring a majority vote for approval.
      The Stockholders’ Agreement also restricts, subject to certain exceptions, the ability of a stockholder to transfer its shares in Discovery to a third party. Any such proposed transfer is subject to a pro rata right of first refusal in favor of the other stockholders. If all of the offered shares are not purchased by the other stockholders, then the selling stockholder may sell all of the offered shares to the third party that originally offered to purchase such shares at the same price and on the same terms, provided that such third party agrees to be bound by the restrictions contained in the Stockholders’ Agreement. In addition, in the event that either Cox Communications or Advance/ Newhouse proposes to transfer shares, Cox Communications or Advance/

Newhouse, whichever is not proposing to transfer, would have a preemptive right to buy the other’s shares, and if it does not elect to purchase all such shares, then the remaining shares would be subject to the pro rata right of first refusal described above.
      The Stockholders’ Agreement also prohibits Cox Communications, Advance/ Newhouse and our company from starting, or acquiring a majority of the voting power of, a basic programming service carried in the United States that consists primarily of documentary, science and nature programming, subject to certain exceptions.
      In connection with the spin off, Liberty contributed to us 100% of an entity that owns a 10% interest in the Animal Planet limited partnership. Our partners in this entity include Discovery, Cox Communications, Advance/ Newhouse and the BBC. The Stockholders’ Agreement prohibits us from selling, transferring or otherwise disposing of either of the subsidiaries that hold the Discovery interest or Animal Planet interest, respectively, unless, after such transaction, such subsidiaries are controlled by the same person or entity.
      The foregoing summary of the Discovery Stockholders’ Agreement is qualified by reference to the full text of the agreement and amendments.

Regulatory Matters

Ascent Media
      Some of Ascent Media’s subsidiary companies hold licenses and authorizations from the Federal Communications Commission, or FCC, required for the conduct of their businesses, including earth station and various classes of wireless licenses and an authorization to provide certain services pursuant to Section 214 of the Communications Act. Most of the FCC licenses held by such subsidiaries are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations, there can be no assurance that these licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from domestic satellites from points within the United States. Ascent Media relies on third party licenses or authorizations when it and its subsidiaries transmit domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment that change from time to time and requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae also is typically subject to regulation under local zoning ordinances.

Discovery
      In the United States, the FCC regulates the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems that carry such services and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities and are currently subject to federal rate regulation on the provision of basic service. Continued rate regulation or other franchise conditions could place downward pressure on the fees cable television companies are willing or able to pay for the Discovery networks. Regulatory carriage requirements also could adversely affect the number of channels available to carry the Discovery networks.
      The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. Because cable operators have an attributable interest in Discovery, the Discovery networks are subject to these rules. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator and the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors on terms and conditions that do not unfairly discriminate among distributors. As a result, Discovery has not been, and will not be, able to enter into exclusive distribution agreements, which could provide more favorable terms than non-exclusive agreements.
      The 1992 Cable Act required the FCC, among other things, to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest. In 1993, the FCC adopted such channel carriage limits. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify adequately the channel carriage limit, vacated the FCC’s decision and remanded the rule to the FCC for further consideration. In response to the Court’s decision, the FCC issued a further notice of proposed rulemaking in 2001 to consider channel carriage limitations. The FCC issued a Second Further Notice of Proposed Rulemaking on May 17, 2005, requesting comment on these issues. If such channel carriage limitations are implemented, the ability of Cox Communications and Advance/ Newhouse to carry the full range of Discovery’s networks could be limited.
      The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect the Discovery networks by limiting their carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals. On February 10, 2005, the FCC denied mandatory dual carriage of a television station’s analog and digital signals during the digital television transition and mandatory carriage of all digital signals, other than its “primary” signal. Television station owners have petitioned the FCC to reconsider its decision and are seeking legislative change.
      In 2004, the FCC’s Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services “a la carte”, i.e. on an individual or small tier basis. The Media Bureau released a report in November 2004, which concluded that a la carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. On February 9, 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that a la carte sales could be in the best interests of consumers. Although the FCC cannot mandate a la carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a la carte sales or otherwise seek to impose greater regulatory controls on how a la carte programming is sold. The programming companies that distribute these services in tiers or packages of programming services could experience decreased distribution if a la carte carriage were mandated.
      In general, authorization from the FCC must be obtained for the construction and operation of a communications satellite. Satellite orbital slots are finite in number, thus limiting the number of carriers that can provide satellite transponders and the number of transponders available for transmission of programming services. At present, however, there are numerous competing satellite service providers that make transponders available for video services to the cable industry. The FCC also regulates the earth stations uplinking to and/or downlinking from such satellites.
      The regulation of programming services is subject to the political process and has been in constant flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated and there can be no assurance that our business will not be adversely affected by future legislation, new regulation or deregulation.

International Regulatory Matters
      Video distribution and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in Western European markets is harmonized under the regulatory structure of the European Union, which we refer to as the EU. Adverse regulatory developments could subject our businesses to a number of risks. Regulations could limit growth, revenue and the number and types of services offered. In addition, regulation may restrict our operations and subject them to further competitive pressure, including restrictions imposed on foreign programming distributors that could limit the content they may carry in ways that affect us adversely. Failure to comply with current or future regulation of our businesses could expose our businesses to various penalties.
Competition
      The creative media services industry is highly competitive, with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as from the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, while Ascent Media’s customers, can perform similar services in-house with substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. These studios may also outsource their requirements to other independent providers like us or to other studios. Thomson, a French corporation, is also a major competitor of Ascent Media, particularly under its Technicolor brand, as is Kodak through its Laser Pacific division. Ascent Media also actively competes with certain industry participants that have a unique operating niche or specialty business. There is no assurance that Ascent Media will be able to compete effectively against these competitors.
      The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. Discovery competes with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect Discovery by reducing the number of distributors available to carry Discovery’s networks, subjecting more of Discovery’s subscriber fees to volume discounts and increasing the distributors’ bargaining power in negotiating new affiliation agreements. Once distribution is obtained, Discovery’s programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Discovery also competes, to varying degrees, for creative talent and programming content. Our management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.
Employees
      We currently have no corporate employees. Liberty provides us with certain management and administrative services pursuant to a services agreement, which includes the services of our executive officers some of whom remain executive officers of Liberty.
      As of December 31, 2005, Ascent Media had approximately 3,800 employees, most of which worked on a full-time basis. Approximately 2,400 of Ascent Media’s employees were employed in the United States, with the remaining 1,400 employed outside the United States, principally in the United Kingdom and the Republic of Singapore. Approximately 420 of Ascent Media’s employees belong to either the International Alliance of Theatrical Stage Employees in the United States or the Broadcasting Entertainment Cinematograph and Theatre Union in the United Kingdom.

      As of December 31, 2005, Discovery had approximately 4,000 employees.

(d)	Financial Information About Geographic Areas
      For financial information related to the geographic areas in which we do business, see note 18 to our consolidated financial statements found in Part II of this report.

(e)	Available Information
      All of our filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.discoveryholdingcompany.com.
      Our corporate governance guidelines, code of ethics, compensation committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Discovery Holding Company, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866) 876-0461.
      The information contained on our website is not incorporated by reference herein.

Item 1A.	Risk Factors.
      An investment in our common stock involves risk. You should carefully consider the risks described below, together with all of the other information included in this annual report in evaluating our company and our common stock. Any of the following risks, if realized, could have a material adverse effect on the value of our common stock.
      We are a holding company, and we could be unable in the future to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments. Our ability to meet our financial obligations and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, net cash from the operating activities of our subsidiaries, any dividends and interest we may receive from our investments, availability under any credit facilities that we may obtain in the future and proceeds from any asset sales we may undertake in the future. The ability of our operating subsidiaries to pay dividends or to make other payments or advances to us depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be or may become subject.
      We do not have access to the cash that Discovery generates from its operating activities. Discovery generated approximately $69 million, $125 million and $154 million of cash from its operations during the years ended December 31, 2005, 2004 and 2003, respectively. Discovery uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Discovery generates unless Discovery declares a dividend on its capital stock payable in cash, redeems any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, Discovery has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Discovery’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Discovery will continue to apply its available cash to the expansion of its business. We do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to its stockholders, or otherwise provide us access to Discovery’s cash.
      We have limited operating history as a separate company upon which you can evaluate our performance. Although our subsidiary Ascent Media was a separate public company prior to June 2003 (when Liberty acquired the outstanding shares of Ascent Media that it did not already own), we have limited operating history as a separate public company. Additionally, the historical financial information included in this annual report for periods prior to our existence may not necessarily be representative of our results as a separate company. There can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.
      We do not have the right to manage Discovery, which means we cannot cause Discovery to operate in a manner that is favorable to us. Discovery is managed by its stockholders rather than a board of directors. Generally, all actions to be taken by Discovery require the approval of the holders of a majority of Discovery’s shares; however, pursuant to a Stockholders’ Agreement, the taking of certain actions (including, among other things, a merger of Discovery, or the issuance of additional shares of Discovery capital stock or approval of annual business plans) require the approval of the holders of at least 80% of Discovery’s shares. Because we do not own a majority of the outstanding equity interests of Discovery, we do not have the right to manage the businesses or affairs of Discovery. Although our status as a 50% stockholder of Discovery enables us to exercise influence over the management and policies of Discovery, such status does not enable us to cause any actions to be taken. Cox Communications and Advance/ Newhouse each hold a 25% interest in Discovery, which ownership interest enables each such company to prevent Discovery from taking actions requiring 80% approval.
      Actions to be taken by Discovery that require the approval of a majority of Discovery’s shares may, under certain circumstances, result in a deadlock. Because we own a 50% interest in Discovery and each of Cox Communications and Advance/ Newhouse own a 25% interest in Discovery, a deadlock may occur when the stockholders vote to approve an action that requires majority approval. Accordingly, unless either Cox Communications or Advance/ Newhouse elects to vote with us on items that require majority action, such actions may not be taken. Pursuant to the terms of the Stockholders’ Agreement, if an action that requires approval by a majority of Discovery’s shares is approved by 50%, but not more than 50%, of the outstanding shares then the proposed action will be submitted to an arbitrator designated by the stockholders. Currently, the arbitrator is John Hendricks, the founder and Chairman of Discovery. Mr. Hendricks, as arbitrator, is entitled to cast the deciding vote on matters where the stockholders have deadlocked because neither side has a majority. Mr. Hendricks, however, is not obligated to take action to break such a deadlock. In addition, Mr. Hendricks may elect to approve actions we have opposed, if such a deadlock exists. In the event of a dispute among the stockholders of Discovery, the possibility of such a deadlock could have a material adverse effect on Discovery’s business.
      The liquidity and value of our interest in Discovery may be adversely affected by a Stockholders’ Agreement to which we are a party. Our 50% interest in Discovery is subject to the terms of a Stockholders’ Agreement among the holders of Discovery capital stock. Among other things, the Stockholders’ Agreement restricts our ability to directly sell or transfer our interest in Discovery or to borrow against its value. These restrictions impair the liquidity of our interest in Discovery and may make it difficult for us to obtain full value for our interest in Discovery should such a need arise. In the event we chose to sell all or a portion of our direct interest in Discovery, we would first have to obtain an offer from an unaffiliated third party and then offer to sell such interest to Cox Communications and Advance/ Newhouse on substantially the same terms as the third party had agreed to pay.
      If either Cox Communications or Advance/ Newhouse decided to sell their respective interests in Discovery, then the other of such two stockholders would have a right to acquire such interests on the terms set by a third party offer obtained by the selling stockholder. If the non-selling stockholder elects not to exercise this acquisition right, then, subject to the terms of the Stockholders’ Agreement, we would have the opportunity to acquire such interests on substantially the terms set by a third party offer obtained by the selling stockholder. We anticipate that the purchase price to acquire the interests held by Cox Communications or Advance/ Newhouse would be significant and could require us to obtain significant funding in order to raise sufficient funds to purchase one or both of their interests. This opportunity to purchase the Discovery interests held by Cox Communications and/or Advance/ Newhouse may arise (if at all) at a time when it would be difficult for us to raise the funds necessary to purchase such interests.
      We do not have the ability to require Cox Communications or Advance/ Newhouse to sell their interests in Discovery to us, nor do they have the ability to require us to sell our interest to them. Accordingly, the current governance relationships affecting Discovery may continue indefinitely.

      Because we do not control the business management practices of Discovery, we rely on Discovery for the financial information that we use in accounting for our ownership interest in Discovery. We account for our 50% ownership interest in Discovery using the equity method of accounting and, accordingly, in our financial statements we record our share of Discovery’s net income or loss. Because we do not control Discovery’s decision-making process or business management practices, within the meaning of U.S. accounting rules, we rely on Discovery to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We have entered into an agreement with Discovery regarding the use by us of certain information regarding Discovery in connection with our financial reporting and disclosure requirements as a public company. However, such agreement limits the public disclosure by us of certain non-public information regarding Discovery (other than specified historical financial information), and also restricts our ability to enforce the agreement against Discovery with a lawsuit seeking monetary damages, in the absence of gross negligence, reckless conduct or willful misconduct on the part of Discovery. In addition, we cannot change the way in which Discovery reports its financial results or require Discovery to change its internal controls over financial reporting.
      We cannot be certain that we will be successful in integrating acquired businesses, if any. Our businesses and those of our subsidiaries may grow through acquisitions in selected markets. Integration of new businesses may present significant challenges, including: realizing economies of scale in programming and network operations; eliminating duplicative overheads; and integrating networks, financial systems and operational systems. We or the applicable subsidiary cannot assure you that, with respect to any acquisition, we will realize anticipated benefits or successfully integrate any acquired business with our existing operations. In addition, while we intend to implement appropriate controls and procedures as we integrate acquired companies, we may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until we have fully integrated them.
      A loss of any of Ascent Media’s large customers would reduce our revenue. Although Ascent Media serviced over 4,000 customers during the year ended December 31, 2005, its ten largest customers accounted for approximately 55% of its consolidated revenue and Ascent Media’s single largest customer accounted for approximately 9% of its consolidated revenue during that period. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer could have a material adverse effect on the business of Ascent Media.
      Ascent Media’s business depends on certain client industries. Ascent Media derives much of its revenue from services provided to the motion picture and television production industries and from the data transmission industry. Fundamental changes in the business practices of any of these client industries could cause a material reduction in demand by Ascent Media’s clients for the services offered by Ascent Media. Ascent Media’s business benefits from the volume of motion picture and television content being created and distributed as well as the success or popularity of an individual television show. Accordingly, a decrease in either the supply of, or demand for, original entertainment content would have a material adverse effect on Ascent Media’s results of operations. Because spending for television advertising drives the production of new television programming, as well as the production of television commercials and the sale of existing content libraries for syndication, a reduction in television advertising spending would adversely affect Ascent Media’s business. Factors that could impact television advertising and the general demand for original entertainment content include the growing use of personal video recorders and video-on-demand services, continued fragmentation of and competition for the attention of television audiences, and general economic conditions.
      Changes in technology may limit the competitiveness of and demand for our services. The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards, and the data transmission industry is currently saturated with companies providing services similar to Ascent Media’s. Historically, Ascent Media has expended significant amounts of capital to obtain equipment using the latest technology. Obtaining access to any new technologies that may be developed in Ascent Media’s industries will require additional capital expenditures, which may be significant and may have to be incurred in advance of any revenue that may be generated by such new technologies. In addition, the use of some technologies may require third party licenses, which may not be available on commercially reasonable terms. Although we believe that Ascent Media will be able to continue to offer services based on the newest technologies, we cannot assure you that Ascent Media will be able to obtain any of these technologies, that Ascent Media will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete Ascent Media’s role as a provider of motion picture and television production services. If Ascent Media’s competitors in the data transmission industry have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the data transmission services Ascent Media provides, then the demand for Ascent Media’s data transmission services may decrease.
      Technology in the video, telecommunications and data services industry is changing rapidly. Advances in technologies such as personal video recorders and video-on-demand and changes in television viewing habits facilitated by these or other technologies could have an adverse effect on Discovery’s advertising revenue and viewership levels. The ability to anticipate changes in, and adapt to, changes in technology and consumer tastes on a timely basis and exploit new sources of revenue from these changes will affect the ability of Discovery to continue to grow, increase its revenue and number of subscribers and remain competitive.
      A labor dispute in our client industries may disrupt our business. The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.
      A significant labor dispute in Ascent Media’s client industries could have a material adverse effect on its business. An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn, reduce the demand for Ascent Media’s services.
      Discovery airs certain entertainment programs that are dependent on specific on-air talent, and Discovery’s ability to continue to produce these series is dependent on keeping that on-air talent under contract.
      Risk of loss from earthquakes or other catastrophic events could disrupt Ascent Media’s business. Some of Ascent Media’s specially equipped and acoustically designed facilities are located in Southern California, a region known for seismic activity. Due to the extensive amount of specialized equipment incorporated into the specially designed recording and scoring stages, editorial suites, mixing rooms and other post-production facilities, Ascent Media’s operations in this region may not be able to be temporarily relocated to mitigate the impacts of a catastrophic event. Ascent Media carries insurance for property loss and business interruption resulting from such events, including earthquake insurance, subject to deductibles, and has facilities in other geographic locations. Although we believe Ascent Media has adequate insurance coverage relating to damage to its property and the temporary disruption of its business from casualties, and that it could provide services at other geographic locations, there can be no assurance that such insurance and other facilities would be sufficient to cover all of Ascent Media’s costs or damages or Ascent Media’s loss of income resulting from its inability to provide services in Southern California for an extended period of time.
      Discovery is dependent upon advertising revenue. Discovery earns a significant portion of its revenue from the sale of advertising time on its networks and web sites. Discovery’s advertising revenue is affected by viewer demographics, viewer ratings and market conditions for advertising. The overall cable and broadcast television industry is facing several issues with regard to its advertising revenue, including (1) audience fragmentation caused by the proliferation of other television networks, video-on-demand offerings from cable and satellite companies and broadband content offering, (2) the deployment of digital video recording devices, allowing consumers to time shift programming and skip or fast-forward through advertisements and (3) consolidation within the advertising industry, shifting more leverage to the bigger agencies and buying groups. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. In addition, the public’s reception toward programs or programming genres can decline. An adverse change in any of these factors could have a negative effect on Discovery’s revenue in any given period. Ascent Media’s business is also dependent in part on the advertising industry, as a significant portion of Ascent Media’s revenue is derived from the sale of services to agencies and/or the producers of television advertising.
      Discovery’s revenue is dependent upon the maintenance of affiliation agreements with cable and satellite distributors on acceptable terms. Discovery earns a significant portion of its revenue from per-subscriber license fees paid by cable operators, direct-to-home (DTH) satellite television operators and other channel distributors. Discovery’s five core networks, Discovery Channel, TLC, Animal Planet, Travel Channel and Discovery Health, and the other networks in which Discovery has an ownership interest, maintain affiliation arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States, Asia, Europe and Latin America. These arrangements are generally long-term arrangements ranging from 3 to 10 years. These affiliation arrangements usually provide for payment to Discovery based on the numbers of subscribers that receive the Discovery networks. Discovery’s core networks depend on achieving and maintaining carriage within the most widely distributed cable programming tiers to maximize their subscriber base and revenue. The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of Discovery’s networks, thereby adversely affecting such networks’ revenue from per-subscriber fees and their ability to sell advertising or the rates they are able to charge for such advertising. Those Discovery networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to, digital cable, as well as Discovery’s ability to negotiate favorable carriage agreements on widely accepted digital tiers.
      Our businesses are subject to risks of adverse government regulation. Programming services, satellite carriers, television stations and Internet and data transmission companies are subject to varying degrees of regulation in the United States by the Federal Communications Commission and other entities and in foreign countries by similar entities. Such regulation and legislation are subject to the political process and have been in constant flux over the past decade. Moreover, substantially every foreign country in which our subsidiaries or business affiliates have, or may in the future make, an investment regulates, in varying degrees, the distribution, content and ownership of programming services and foreign investment in programming companies. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our business and the business of our affiliates will not be adversely affected by future legislation, new regulation or deregulation.
      Failure to obtain renewal of FCC licenses could disrupt our business. Ascent Media holds licenses, authorizations and registrations from the FCC required for the conduct of its network services business, including earth station and various classes of wireless licenses and an authorization to provide certain services. Most of the FCC licenses held by Ascent Media are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that Ascent Media’s licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from satellites from points within the United States. Ascent Media relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by third parties. Our failure, and the failure of third parties, to obtain renewals of such FCC licenses could disrupt the network services segment of Ascent Media and have a material adverse effect on Ascent Media. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses will not be adversely affected by future legislation, new regulation, deregulation or court decisions.
      Our businesses operate in an increasingly competitive market, and there is a risk that our businesses may not be able to effectively compete with other providers in the future. The entertainment and media services and programming businesses in which we compete are highly competitive and service-oriented. Ascent Media has few long-term or exclusive service agreements with its creative services and media management services customers. Business generation in these groups is based primarily on customer satisfaction with reliability, timeliness, quality and price. The major motion picture studios, which are Ascent Media’s customers, such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, have the capability to perform similar services in-house. These studios also have substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. Thus, depending on the in-house capacity available to some of these studios, a studio may be not only a customer but also a competitor. There are also numerous independent providers of services similar to Ascent Media’s. Thomson, a French corporation, is also a major competitor of Ascent Media, particularly under its Technicolor brand, as is Kodak through its Laser Pacific division. We also actively compete with certain industry participants that have a unique operating niche or specialty business. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or Ascent Media’s other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, Ascent Media’s operations could be materially and adversely affected.
      Discovery is primarily an entertainment and programming company that competes with other programming networks for viewers in general, as well as for viewers in special interest groups and specific demographic categories. In order to compete for these viewers, Discovery must obtain a regular supply of high quality category-specific programming. To the extent Discovery seeks third party suppliers of such programming, it competes with other cable and broadcast television networks for programming. The expanded availability of digital cable television and the introduction of direct-to-home satellite distribution has greatly increased the amount of channel capacity available for new programming networks, resulting in the launch of a number of new programming networks by Discovery and its competitors. This increase in channel capacity has also made competitive niche programming networks viable, because such networks do not need to reach the broadest possible group of viewers in order to be moderately successful.
      Discovery’s program offerings must also compete for viewers and advertisers with other entertainment media, such as home video, online activities and movies. Increasing audience fragmentation could have an adverse effect on Discovery’s advertising and subscription revenue. In addition, the cable television and direct-to-home satellite industries have been undergoing a period of consolidation. As a result, the number of potential buyers of the programming services offered by Discovery is decreasing. In this more concentrated market, there can be no assurance that Discovery will be able to obtain or maintain carriage of its programming services by distributors on commercially reasonable terms or at all.
      We have overlapping directors and management with Liberty and Liberty Global, Inc., which may lead to conflicting interests. Five of our six executive officers also serve as executive officers of Liberty and one of our executive officers serves as an executive officer of Liberty Global, Inc., or LGI. LGI is an independent, publicly traded company, which was formed in connection with the business combination between UnitedGlobalCom, Inc. and Liberty Media International, Inc., or LMI. All of the shares of LMI were distributed by Liberty to its shareholders in June 2004. Our board of directors includes persons who are members of the board of directors of Liberty and/or LGI. We do not own any interest in Liberty or LGI, and to our knowledge Liberty and LGI do not own any interest in us. The executive officers and the members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty and/or LGI have fiduciary duties to such company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there may be the potential for a conflict of interest when we, Liberty or LGI look at acquisitions and other corporate opportunities that may be suitable for each of us. Moreover, most of our directors and officers, continue to own Liberty and/or LGI stock and options to purchase Liberty and/or LGI stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and Liberty or LGI. On June 1, 2005, the board of directors of Liberty adopted a policy statement that, subject to certain qualifications, including the fiduciary duties of Liberty’s board of directors, Liberty will use its commercially reasonable efforts to make available to us any corporate opportunity relating to the acquisition of all or substantially all of the assets of, or equity securities representing “control” (as defined in the policy statement) of, any entity whose primary business is the acquisition, creation and/or distribution of television programming consisting primarily of science and nature programming for distribution primarily in the “basic” service provided by cable and satellite television distributors. This policy statement of Liberty’s board of directors can be amended, modified or rescinded by Liberty’s board of directors in its sole discretion at any time, and the policy automatically terminates without any further action of the board of directors of Liberty on the second anniversary of the distribution date. From time to time, Liberty or LGI or their respective affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.
      We and Liberty or LGI may compete for business opportunities. Liberty and LGI each own interests in various U.S. and international programming companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign programming services that may compete with the programming services offered by our businesses. We have no rights in respect of U.S. or international programming opportunities developed by or presented to the subsidiaries or controlled affiliates of Liberty or LGI, and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect the interests of our company and its shareholders. In addition, a subsidiary of LGI operates a playout facility that competes with Ascent Media’s London playout facility, and it is likely that other competitive situations will arise in the future. Because we, Liberty and LGI have some overlapping directors and officers, the pursuit of these opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by our respective management teams. Our restated certificate of incorporation provides that no director or officer of ours will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including LMI and LGI) instead of us, or does not refer or communicate information regarding such corporate opportunity to us, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of our subsidiaries is then directly engaged.
      If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer. Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures; our management will be required to assess and issue a report concerning our internal control over financial reporting; and our independent auditors will be required to issue an opinion on management’s assessment of those matters. Our compliance with Section 404 of the Sarbanes-Oxley Act will first be tested in connection with the filing of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. The rules governing the standards that must be met for management to assess our internal control over financial reporting are new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer. In addition, our internal controls must necessarily rely in part upon the adequacy of Discovery’s internal controls. However, Discovery, as a private company, is not subject to the requirements of the Sarbanes-Oxley Act in this regard, and we cannot control, or require Discovery to change, its internal controls.
      It may be difficult for a third party to acquire us, even if doing so may be beneficial to our shareholders. Certain provisions of our restated certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a shareholder may consider favorable. These provisions include the following:

•	authorizing a capital structure with multiple series of common stock: a Series B that entitles the holders to ten votes per share, a Series A that entitles the holders to one vote per share and a Series C that, except as otherwise required by applicable law, entitles the holders to no voting rights;

•	authorizing the issuance of “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	classifying our board of directors with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;

•	limiting who may call special meetings of shareholders;

•	prohibiting shareholder action by written consent (subject to certain exceptions), thereby requiring shareholder action to be taken at a meeting of the shareholders;

•	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by shareholders at shareholder meetings;

•	requiring shareholder approval by holders of at least 80% of our voting power or the approval by at least 75% of our board of directors with respect to certain extraordinary matters, such as a merger or consolidation of our company, a sale of all or substantially all of our assets or an amendment to our restated certificate of incorporation;

•	requiring the consent of the holders of at least 75% of the outstanding Series B common stock (voting as a separate class) to certain share distributions and other corporate actions in which the voting power of the Series B common stock would be diluted by, for example, issuing shares having multiple votes per share as a dividend to holders of Series A common stock; and

•	the existence of authorized and unissued stock which would allow our board of directors to issue shares to persons friendly to current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of us.
      Our company has adopted a shareholder rights plan in order to encourage anyone seeking to acquire us to negotiate with our board of directors prior to attempting a takeover. While the plan is designed to guard against coercive or unfair tactics to gain control of us, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of us.
      Holders of any single series of our common stock may not have any remedies if any action by our directors or officers has an adverse effect on only that series of our common stock. Principles of Delaware law and the provisions of our restated certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any single series of our common stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our shareholders, including the holders of all series of our common stock. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that a board of directors owes an equal duty to all common shareholders regardless of class or series and does not have separate or additional duties to any group of shareholders. As a result, in some circumstances, our directors may be required to make a decision that is adverse to the holders of one series of our common stock. Under the principles of Delaware law referred to above, you may not be able to challenge these decisions if our board of directors is disinterested and adequately informed with respect to these decisions and acts in good faith and in the honest belief that it is acting in the best interests of all of our shareholders.

Item 1B.	Unresolved Staff Comments.
      None

Item 2.	Properties.
      We share our executive offices in Englewood, Colorado under a services agreement with Liberty. All of our other real or personal property is owned or leased by our subsidiaries or affiliates.
      Ascent Media’s operations are conducted at over 100 properties. In the United States, Ascent Media occupies owned and leased properties in California, Connecticut, Florida, Georgia, New Jersey, New York and Virginia; the network services group also operates a satellite earth station and related facilities in

Minnesota. Internationally, Ascent Media has owned and leased properties in London, England. In addition, the creative services group operates a leased facility in Mexico City, Mexico, the media management services group has a 50% owned equity affiliate with facilities in Barcelona and Madrid, Spain, and the network services group operates two leased facilities in the Republic of Singapore. Worldwide, Ascent Media leases approximately 1.4 million square feet and owns another 350,000 square feet. In the United States, Ascent Media’s leased properties total approximately 1.1 million square feet and have terms expiring between March 2006 and April 2015. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage. Ascent Media’s international leases have terms that expire between March 2006 and August 2019, and are also used for technical operations, office space and media storage. Over half of the international leases have extension clauses. Approximately 240,000 square feet of Ascent Media’s owned properties are located in Southern California, with another 80,000 square feet located in Northvale, New Jersey, Atlanta, Georgia, Minneapolis, Minnesota and Stamford, Connecticut. In addition, Ascent Media owns approximately 50,000 square feet in London, England. Nearly all of Ascent Media’s owned properties are purpose-built for its technical and creative service operations. Ascent Media’s facilities are adequate to support its current near term growth needs.

Item 3.	Legal Proceedings.
      Paul J. Dujardin v. Liberty Media Corporation and Ascent Media. On November 30, 2001, Paul Dujardin filed a complaint against Liberty and Ascent Media in the U.S. District Court for the Southern District of New York, alleging violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, common law fraud, negligent misrepresentation, breach of the earnout provisions of an acquisition agreement involving the sale of Mr. Dujardin’s company, Triumph Communications, Inc., to Ascent Media in July 2000, and breach of contract for failure to make Mr. Dujardin head of what was then known as Ascent Media’s “networks group.” On March 15, 2005, the court dismissed with prejudice the securities fraud claims based on allegations that Ascent Media and Liberty engaged in transactions designed to conceal the value of Ascent Media’s stock, and the breach of contract claim for failure to make Mr. Dujardin head of the networks group. The court then dismissed, but without prejudice, the securities fraud and common law fraud claims based on allegations that Ascent Media falsely promised to appoint Mr. Dujardin president of the networks group and granted Mr. Dujardin permission to reassert these fraud claims in an amended complaint. On April 4, 2005, Mr. Dujardin filed an amended complaint against Ascent Media and Liberty alleging a violation of Section 10(b), Rule 10b-5 and Section 20 of the Securities Exchange Act of 1934, and a common law fraud claim, each based solely on allegations that Ascent Media falsely promised to appoint Mr. Dujardin president of the networks group. On December 20, 2005, the parties executed a confidential settlement agreement. Ascent Media entered into the agreement without admission of liability. The Court dismissed the case with prejudice on January 4, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
      We have two series of common stock, Series A and Series B, which trade on the Nasdaq National Market under the symbols DISCA and DISCB, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock since our spin off on July 21, 2005.

	Series A		Series B

	High	Low	High	Low

2005
July 21, 2005 through September 30, 2005	$16.30	$13.51	$16.77	$14.40
Fourth quarter	$16.23	$13.69	$16.80	$13.59
Holders
      As of January 31, 2006, there were approximately 128,000 and 1,100 record and beneficial holders of our Series A common stock and Series B common stock, respectively.
Dividends
      We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.
Securities Authorized for Issuance Under Equity Compensation Plans
      Information required by this item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of shareholders.
Item 6.     Selected Financial Data.
      Effective July 21, 2005, Liberty Media Corporation (“Liberty”) completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of Liberty’s Series A and Series B common stock. Subsequent to the spin off, we are a separate publicly traded company and we and Liberty operate independently.
      The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,

	2005	2004	2003	2002	2001

	Amounts in thousands
Summary Balance Sheet Data(1):
Investment in Discovery Communications, Inc.	$3,018,622	$2,945,782	$2,863,003	$2,816,513	$2,899,824
Goodwill	$2,133,518	$2,135,446	$2,130,897	$2,104,705	$2,034,102
Total assets	$5,819,236	$5,564,828	$5,396,627	$5,373,150	$5,399,702
Long-term debt	$—	$—	$—	$401,984	$443,685
Subordinated notes payable to Liberty	$—	$—	$—	$205,299	$183,685
Stockholders’ equity	$4,575,425	$4,347,279	$4,260,269	$3,617,417	$3,578,364

	Years Ended December 31,

	2005	2004	2003	2002	2001

	Amounts in thousands, except per share amounts
Summary Statement of Operations Data:
Revenue	$694,509	$631,215	$506,103	$539,333	$592,732
Operating income (loss)(1)	$(1,402)	$16,935	$(2,404)	$(61,452)	$(350,628)
Share of earnings (losses) of Discovery(2)	$79,810	$84,011	$37,271	$(32,046)	$(277,919)
Net earnings (loss)(1)	$33,276	$66,108	$(52,394)	$(129,275)	$(608,261)
Basic and diluted earnings (loss) per common share(3)	$.12	$0.24	$(0.19)	$(0.46)	$(2.17)

(1)	Includes impairment of goodwill and other long-lived assets of $51,000, $562,000, $83,718,000 and $307,932,000 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively.

(2)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”), which among other matters, provides that excess costs that are considered equity method goodwill no longer be amortized. Share of losses of Discovery includes excess basis amortization of $188,570,000 for the year ended December 31, 2001.

(3)	Basic and diluted net earnings (loss) per common share is based on (1) 280,199,000 shares, which is the number of shares issued in the spin off, for all periods prior to the spin off and (2) the actual number of outstanding shares for all periods subsequent to the spin off.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
Overview
      Effective July 21, 2005, Liberty Media Corporation (“Liberty”) completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of Liberty’s Series A and Series B common stock. Subsequent to the spin off, we are a separate publicly traded company and we and Liberty operate independently. The spin off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free spin off. The spin off has been accounted for at historical cost due to the pro rata nature of the distribution. We are a holding company and our businesses and assets include Ascent Media Group, LLC (“Ascent Media”), which we consolidate, and a 50% ownership interest in Discovery Communications, Inc. (“Discovery”), which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our financial statements. In addition to the foregoing assets, immediately prior to the spin off, Liberty transferred to a subsidiary of our company $200 million in cash.
      Ascent Media provides creative, media management and network services to the media and entertainment industries. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into the following four groups: creative services, media management services, network services and corporate and other. Ascent Media has few long-term or exclusive agreements with its creative services and media management services customers.
      In 2006, Ascent Media will continue to focus on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the feature film and television production industry. With facilities in the U.S., the United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include differentiating its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to satisfy customers’ desire for services using the latest technology.
      Our most significant asset is Discovery, in which we do not have a controlling financial interest. Discovery is a global media and entertainment company that provides original and purchased video programming in the United States and over 160 other countries. We account for our 50% ownership interest in Discovery using the equity method of accounting. Accordingly, our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and financial condition below.
Acquisitions
      Cinetech. On October 20, 2004, Ascent Media acquired substantially all of the assets of Cinetech, Inc., a film laboratory and still image preservation and restoration company, for $10,000,000 in cash plus contingent compensation of up to $1,500,000 to be paid based on the satisfaction of certain contingencies as set forth in the purchase agreement. Cinetech is included in Ascent Media’s media management services group.
      London Playout Centre. On March 12, 2004, Ascent Media acquired the entire issued share capital of London Playout Centre Limited, for a cash purchase price of $36,573,000. London Playout Centre, which we refer to as LPC, is a UK-based television channel origination facility. LPC is included in Ascent Media’s network services group.
      Sony Electronics’ System Integration Center. On December 31, 2003, Ascent Media acquired the operations of Sony Electronic’s systems integration center business and related assets, which we refer to as SIC. In exchange, Sony received the right to be paid in 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. and SIC. The value of 20% of the combined business of AF Associates and SIC was estimated at $6,000,000. SIC is included in Ascent Media’s network services group.
Operating Cash Flow
      We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to invest in ongoing capital expenditures and service of any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles, or GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.
Results of Operations
      Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of Ascent Media’s results and our 50% share of earnings of Discovery.
      Ascent Media’s creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project.
      The media management services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the media management services group includes Ascent Media’s digital media center which is developing new products and businesses in areas such as digital imaging, digital media and interactive media.
      The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s revenues are also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 55% of network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 45% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.
      Corporate related items and expenses are reflected in Corporate and Other, below. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.
      Each of Cinetech, LPC and SIC are included in Ascent Media’s consolidated results of operations for the full year in 2005, and Ascent Media’s consolidated results of operations for the year ended December 31, 2004, include twelve months of results for SIC, approximately nine months of results of LPC and approximately two months of results of Cinetech.

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Segment Revenue
Creative services group	$304,393	$295,841	$270,830
Media management services group	118,489	109,982	107,070
Network services group	271,627	225,392	128,203
Corporate and other	—	—	—

	$694,509	$631,215	$506,103

Segment Operating Cash Flow
Creative services group	$57,323	$55,847	$43,786
Media management services group	13,481	17,430	22,074
Network services group	55,781	62,163	43,221
Corporate and other	(47,960)	(37,645)	(32,901)

	$78,625	$97,795	$76,180

      Revenue. Ascent Media’s total revenue increased 10.0% and 24.7% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. In 2005, the creative services group revenue increased $8,552,000 as a result of higher commercial revenue and strong features and television in the U.S. partially offset by declining revenue at sound services, and continued weakness in commercial and feature film activity in the U.K. The media management services group revenue increased $8,507,000 in 2005 as a result of higher lab revenue of $9,906,000 primarily driven by the acquisition of Cinetech and an increase in new digital services, partially offset by declines in the U.S. due to lower studio volumes from traditional business and lower subtitling business and DVD volumes in the U.K. The network services group’s 2005 revenue increased $46,235,000 due to $9,423,000 of revenue related to the LPC acquisition, higher number of large engineering and systems integration projects and higher origination business and other new initiatives, partially offset by lower renewal rates on certain ongoing broadcast services contracts.

      In 2004, the creative services group revenue increased $25,011,000 as a result of higher feature film related revenue driven by the expansion in digital intermediate services in the U.S. and UK, expansion of creative sound services in the UK, growth in television post production activity and changes in foreign currency exchange rates of $6,382,000. The media management services group revenue increased $2,912,000 in 2004 as a result of higher lab revenue of $2,229,000 due to the acquisition of Cinetech, higher demand for DVD mastering services and changes in foreign currency exchange rates of $3,684,000, offset by the commoditization of traditional media services leading to a decline in rates and difficult market conditions primarily in the United Kingdom. The network services group’s 2004 revenue increased $97,189,000, reflecting the full year impact of the SIC acquisition ($27,100,000), the nine month impact of the LPC acquisition ($39,619,000) and changes in foreign currency exchange rates ($1,979,000). The remaining increase is driven by the timing of various large systems integration projects and higher network origination and installation projects.
      Cost of Services. Ascent Media’s costs of services increased 17.2% and 26.3% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 increase is partially attributable to the 2004 acquisitions discussed above, which contributed $12,109,000 in cost of services. In addition, cost of services increased in 2005 due to a change in revenue mix driven by higher systems engineering and integration projects in the network services group which have higher production and engineering labor and production material and equipment costs. Media management services group cost of services has increased at a faster rate than revenue. The group has increased spending on development of digital technologies and new services. Additionally, media management’s projects have become increasingly more integrated, with complex work flows requiring higher levels of production labor and project management. This increase in labor costs, combined with investment in new technologies, has resulted in higher cost of services and decreasing operating cash flow margin.
      The 2004 increase is attributed to the 2004 acquisitions discussed above, which contributed $48,331,000 of the increase in cost of services, higher costs across all of its groups primarily in production material, production personnel and equipment expenses as a result of the increased revenue and production activity noted above and changes in foreign currency exchange rates, which resulted in an increase of $6,321,000.
      Selling, General and Administrative. Ascent Media’s selling, general and administrative expenses increased 6.8% and 18.8% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 increase is primarily attributable to the impact of the 2004 acquisitions of $5,270,000 and the growth in revenue driving higher labor, facility and selling expenses. The 2004 increase is primarily attributable to growth in the business driving higher personnel, facility and selling costs, the impact of the 2004 acquisitions of $5,528,000 and changes in foreign currency exchange rates of $4,222,000.
      Corporate and Other operating cash flow (which includes DHC corporate general and administrative expenses of $6,467,000 in 2005) decreased $10,315,000 and $4,744,000 in 2005 and 2004, respectively, as compared to the corresponding prior year. The 2005 decrease is due to the DHC corporate expenses, which primarily relate to the Spin Off ($5,072,000) and charges pursuant to the services agreement with Liberty subsequent to the Spin Off ($876,000), and higher Ascent Media corporate expenses ($3,848,000) as a result of higher labor, facility, and professional services costs related to reengineering activities and a legal settlement. The 2004 increase is due to higher corporate expenses in the U.K. from the continued development of corporate infrastructure and acquisition of LPC, higher management incentive plan costs and changes in foreign currency exchange rates of $872,300, offset by lower severance and lease abandonment charges.
      Depreciation and Amortization. Depreciation and amortization were comparable in 2005 and 2004. The increase in depreciation and amortization expense in 2004, as compared to 2003, is due to an increase in the depreciable asset base due to capital expenditures and acquisitions.
      Stock Compensation. In 2001, Ascent Media granted to certain of its officers and employees stock options (the “Ascent Media Options”) with exercise prices that were less than the market price of Ascent Media common stock on the date of grant. The Ascent Media Options became exercisable for Liberty shares in connection with Liberty’s acquisition in 2003 of the Ascent Media shares that it did not already own. Ascent

Media is amortizing the “in-the-money” value of the Ascent Media Options over the 5-year vesting period. Certain Ascent Media employees also hold options and stock appreciation rights granted by companies acquired by Ascent Media prior to 2003 and exchanged for Liberty options and SARs. Ascent Media records compensation expense for the SARs based on the underlying stock price and vesting of such awards.
      On May 24, 2005, Liberty commenced an offer to purchase certain stock options and SARs held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately $2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,121,673 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.14 million. In connection with these purchases, Ascent Media recorded year to date compensation expense of $3,830,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs, (2) the previously unamortized in-the-money value related to the Ascent Media Options and (3) ongoing amortization of the unexercised Ascent Media options.
      Restructuring Charges. During the year ended December 31, 2005, Ascent Media recorded a restructuring charge of $4,112,000 related to the consolidation of certain operating facilities resulting in excess leased space, consolidation expenses and severance from reductions in headcount. These restructuring activities were implemented to improve ongoing operating efficiencies and effectiveness primarily in the creative services group in the U.K. During the year ended December 31, 2003, Ascent Media recorded a restructuring charge of $3,476,000 related to the closing of certain facilities and corresponding reductions in headcount. These restructuring activities were implemented to improve operating efficiencies and effectiveness primarily in its creative services group. There was no restructuring charge in 2004.
      Interest Expense. Interest expense in 2003 related primarily to interest on Ascent Media’s bank debt and subordinated notes payable due to Liberty. In December 2003, Ascent Media repaid all principal and interest under its bank credit facility with cash provided by Liberty. In addition, Liberty contributed all amounts due under the subordinated notes payable to the equity of Ascent Media. As a result of the cancellation of the bank credit facility and the subordinated notes payable, Ascent Media incurred no interest expense in 2005 or 2004.
      Share of Earnings of Discovery. Our share of earnings of Discovery decreased $4,201,000 or 5% in 2005 and increased over 100% in 2004. Discovery’s net income decreased in 2005 as increases in revenue and operating income were more than offset by increases in interest expense and income tax expense. Discovery’s net income improved in 2004 primarily due to higher revenue and improved operating margins. Prior to June 2003, John Hendricks, Discovery’s Founder and Chairman, held shares of Discovery common stock that were redeemable on demand. Changes in the redemption value of such shares were recorded by Discovery as adjustments to equity similar to dividends on preferred stock. We included in our share of earnings (losses) of Discovery 50% of the equity adjustments related to the redeemable common stock as those adjustments represented an adjustment in earnings available to common shareholders. The redeemable common stock was redeemed in June 2003. Our share of earnings (losses) of Discovery included gains of $5,700,000 for the year ended December 31, 2003 related to changes in the redemption value of the redeemable common stock and other equity transactions.
      For a more detailed discussion of Discovery’s results of operations, see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations of Discovery.”
      Income Taxes. Our effective tax rate was 59.5% and 34.6% for the years ended December 31, 2005 and 2004, respectively. While we were a subsidiary of Liberty, we calculated our deferred tax liabilities using Liberty’s blended weighted average state tax rate. Subsequent to our spin off, we assessed such rate in light of the fact that we are located primarily in California, which has a higher state income tax rate than many of the other states in which Liberty does business, and we determined that our effective tax rate should be increased from 39% to 39.55%. This increase resulted in additional deferred tax expense in 2005 of $15,263,000. In addition, our income tax rate was higher than the federal income tax rate of 35% due to state and foreign tax expense. Although we incurred a pre-tax loss of $32,238,000 in 2003, we recognized tax expense of

$20,156,000 due to an increase in our valuation allowance, interest expense that is not deductible for tax purposes and state tax expense.
Liquidity and Capital Resources
      Prior to our spin off, our primary sources of funds were cash from operating activities and advances or contributions from Liberty. During the year ended December 31, 2005, our primary use of cash was capital expenditures ($90,526,000), which we funded with our available cash and cash generated by operating activities ($85,291,000). Of the foregoing 2005 capital expenditures, $41,192,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts and the construction of Ascent Media’s Digital Media Center in Burbank, California. The remainder of Ascent Media’s capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. For the year ended December, 31, 2004, our primary uses of cash were acquisitions ($44,238,000) and capital expenditures ($49,292,000). We funded these investing activities with cash from operating activities of $84,322,000 and capital contributions from Liberty of $30,999,000. In connection with the spin off, Liberty transferred to one of our subsidiaries $200 million in cash. Subsequent to the spin off, Liberty will no longer be a long-term source of liquidity for us. Subsequent to December 31, 2005, we acquired AccentHealth LLC for approximately $45 million in cash. We funded such acquisition with a portion of our available cash on hand. In addition, we expect to provide $20 million of funding to AccentHealth in 2006 for expansion of their network. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.
      Our ability to seek additional sources of funding depends on our future financial position and results of operations, which, to a certain extent, are subject to general conditions in or affecting our industry and our customers and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.
Off-Balance Sheet Arrangements and Contractual Obligations
      Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2005 is summarized below:

	Payments Due by Period

	Less Than			After
	1 Year	1-3 Years	4-5 Years	5 Years	Total

	Amounts in thousands
Operating leases	$30,563	$54,677	$43,159	$47,033	$175,432
Other	—	6,100	—	—	6,100

Total Contractual Obligations	$30,563	$60,777	$43,159	$47,033	$181,532

      We have contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible we may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“Statement 123R”). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.
      Public companies are required to adopt Statement 123R as of the beginning of the registrant’s next fiscal year, or January 1, 2006 for calendar-year companies, such as us. Accordingly, the provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after January 1, 2006. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. We expect to adopt Statement 123R on a prospective basis, and will provide pro forma information as though the standard had been adopted for all periods presented.
      While we have not yet quantified the impact of adopting Statement 123R, we do not believe that such adoption will have a significant effect on our operating income and net earnings in the future.
Critical Accounting Estimates
      Valuation of Long-lived Assets and Amortizable Other Intangible Assets. We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.
      Valuation of Goodwill and Non-amortizable Other Intangible Assets. We assess the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected future operating results, substantial changes in our strategy or the manner of use of our assets, and significant negative industry or economic trends. Fair value of each reporting unit is determined through the use of an outside independent valuation consultant. Both the income approach and market approach are used in determining fair value.
      Valuation of Trade Receivables. We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $134,615,000, net of allowance for doubtful accounts of $7,708,000, as of December 31, 2005.
      Valuation of Deferred Tax Assets. In accordance with SFAS No. 109, Accounting for Income Taxes, we review the nature of each component of our deferred income taxes for reasonableness. We have determined that it is more likely than not that we will not realize a portion of our tax benefits associated with certain cumulative net operating loss carry forwards and impairment reserves, and as such, we have reserved for a portion of our deferred income tax assets. The valuation allowance as of December 31, 2005 and 2004 was $91,235,000 and $88,067,000, respectively.
Discovery
      We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in the statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the years ended December 31, 2005, 2004 and 2003 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The information included in this section should be read in conjunction with the audited financial statements of Discovery for the year ended December 31, 2005 included elsewhere herein. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of their operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare their own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.
      The following discussion of Discovery’s results of operations is presented on a consolidated basis. In order to provide a better understanding of Discovery’s operations, we have also included a summarized presentation of revenue and operating cash flow of Discovery’s three operating groups: Discovery networks U.S., or U.S. networks, Discovery networks international, or international networks, and Discovery commerce, education & other.
      The U.S. networks is Discovery’s largest division. It owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that is distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education & other includes Discovery’s retail chain store operations and other direct consumer marketing activities as well as Discovery education which was recently formed to manage Discovery’s distribution of education content.

Consolidated Results of Discovery

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Revenue
Advertising	$1,187,823	$1,133,807	$1,010,585
Distribution	1,198,686	976,362	747,927
Other	285,245	255,177	236,535

Total revenue	2,671,754	2,365,346	1,995,047

Expenses
Cost of revenue	(979,765)	(846,316)	(751,578)
SG&A expense	(1,005,351)	(856,340)	(735,017)

Operating cash flow	686,638	662,690	508,452

Expenses arising from long-term incentive plans	(49,465)	(71,515)	(74,119)
Depreciation & amortization	(123,209)	(129,011)	(120,172)
Gain on sale of patents	—	22,007	—

Operating income	513,964	484,171	314,161

Other Income (Expense)
Interest expense, net	(184,575)	(167,420)	(159,409)
Realized and unrealized gains from derivative instruments, net	22,499	45,540	21,405
Minority interests in consolidated subsidiaries	(43,696)	(54,940)	(35,965)
Other	13,771	2,470	(2,170)

Income before income taxes	321,963	309,821	138,022
Income tax expense	(162,343)	(141,799)	(74,785)

Net income	$159,620	$168,022	$63,237

Business Segment Results of Discovery

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Revenue
U.S. networks	$1,743,358	$1,599,678	$1,345,097
International networks	731,352	588,416	480,129
Discovery commerce, education & other	197,044	177,252	169,821

Total revenue	$2,671,754	$2,365,346	$1,995,047

Operating Cash Flow
U.S. networks	$643,366	$597,922	$482,747
International networks	108,543	99,105	72,272
Discovery commerce, education & other	(65,271)	(34,337)	(46,567)

Total operating cash flow	$686,638	$662,690	$508,452

Note:	Discovery commerce, education & other includes intercompany eliminations. Certain prior period amounts have been reclassified to conform to the current period presentation.
      Revenue. Discovery’s consolidated revenue increased 13% and 19% for the years ended December 31, 2005 and 2004, respectively, as compared to the corresponding prior year. Increased revenue was primarily due to increases of 23% and 31% in distribution revenue for 2005 and 2004, respectively, as well as increases of 5% and 12% in advertising revenue for the same periods. Other revenue increased 12% and 8% for 2005 and 2004.
      Distribution revenue increased $130,609,000 or 22% and $167,390,000 or 38% at the U.S. networks during the years ended December 31, 2005 and 2004, respectively. These increases are due to a 10% and 14% increase in paying subscription units for the years ended December 31, 2005 and 2004, respectively, combined with contractual rate increases. U.S. networks distribution benefited from contractual arrangements whereby certain subscribers that were previously covered under free carriage periods with distributors were converted to paying subscribers. U.S. networks distribution revenue increases were also helped by reduced launch fee amortization, a contra-revenue item, as a result of extensions of certain affiliation agreements. Launch amortization at the U.S. networks has declined during the most recent two years from $118,888,000 during 2003 to $93,763,000 in 2004 and $67,750,000 in 2005, primarily due to these extensions. At the international networks, distribution revenue increased 25% and 20% during 2005 and 2004, respectively. Such increases were principally comprised of combined revenue growth in Europe and Asia of $79,767,000 during 2005 and $56,832,000 during 2004 resulting from increases in paying subscription units combined with contractual rate increases in certain markets.
      The increase in advertising revenue during 2005, which includes revenue from paid programming, was primarily due to a 28% increase at the international networks. Over two-thirds of the international networks’ advertising revenue is generated by its operations in the United Kingdom and Europe. The increase in international networks advertising revenue was comprised of a $36,926,000 increase resulting from higher viewership in the U.K. combined with an increased subscriber base in the U.K. and Europe. Advertising revenue at the U.S. networks was essentially flat, increasing $1,316,000, as higher rates at certain of the larger networks, combined with growth at other newer networks, was offset by decreases resulting from lower audience delivery at certain of the larger networks. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% of total advertising revenue for each of the years ended December 31, 2005, 2004, and 2003.
      Discovery is a leader in offering solutions to advertisers that allow them to reach a broad range of audience demographics in the face of increasing fragmentation of audience share. The overall industry is facing several issues with regard to its advertising revenue, including (1) audience fragmentation caused by the proliferation of other television networks, video-on-demand offerings from cable and satellite companies and broadband content offerings; (2) the deployment of digital video recording devices, allowing consumers to time shift programming and skip or fast-forward through advertisements; and (3) consolidation within the advertising industry, shifting more leverage to the bigger agencies and buying groups.
      During 2004, the increase in advertising was primarily due to a 9% increase at the U.S. networks and a 31% increase at the international networks. The increase at the U.S. networks was primarily attributable to higher advertising sell-out and rates at most of the networks. The increase in advertising revenue at the international networks was due to a $33,769,000 increase resulting from higher advertising rates and higher viewership ratings in the Europe region, combined with a $6,033,000 increase as a result of increased distribution in Asia.
      The increase in other revenue during 2005 was primarily due to a $10,959,000 increase in education revenue due to acquisitions and organic growth in the business combined with a 5% or $9,163,000 increase in commerce revenue, which resulted primarily from an increase in direct to consumer sales. The increase in other revenue during the year ended December 31, 2004 was primarily due to a $9,409,000 increase in education revenue due to acquisitions, offset by a 5% or $6,695,000 decrease in store revenue. The decrease in store revenue was due to the closure of certain unprofitable stores, which resulted in a 15% reduction in the average number of stores. Discovery began an initiative in 2003 to close stores that were not profitable. Lower revenue as a result of fewer stores was partially offset by a 4% improvement in same store sales.
      Cost of Revenue. Cost of revenue increased 16% and 13% for the years ended December 31, 2005 and 2004, respectively. As a percent of revenue, cost of revenue was 37%, 36% and 38% for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in 2005 primarily resulted from a $106,901,000 increase in content amortization expense due to continued investment across all U.S. networks in original productions and high profile specials and continued investment in the lifestyles category internationally, particularly in Europe. These increases were offset partially by a net aggregate benefit of approximately $11 million related to changes in estimates for music rights accruals.
      The 2004 increase in cost of revenue was also primarily related to increased programming costs, particularly at the U.S. networks. Discovery also began investing in an initiative during the fourth quarter of 2004 to highlight and strengthen its lifestyles category, particularly in Europe, which contributed to the increase in cost of revenue during 2004. The decrease in cost of revenue as a percent of revenue in 2004 was due to a 15% reduction in the average number of stores as the company continued its efforts to close unprofitable stores.
      SG&A Expenses. SG&A expenses increased 17% during each of the years ended December 31, 2005 and 2004, respectively. As a percent of revenue, SG&A expense was 38%, 36% and 37% for the years ended December 31, 2005, 2004 and 2003, respectively. Within the different business segments, SG&A expense decreased 2% at the U.S. networks and increased 34% and 65% at the international networks and Discovery commerce, education and other, respectively, during 2005. The increase at the international networks was caused by a $26,326,000 increase in personnel expense resulting from adding headcount as the business expands, particularly in the U.K. and Europe combined with a $27,275,000 increase in marketing expense associated with branding and awareness efforts related to the lifestyles category initiative. The increase at Discovery commerce, education and other is comprised of a $34,329,000 increase primarily resulting from acquisitions and organic growth in Discovery’s education business.
      During 2004, SG&A expense increased 13%, 35%, and 3% at the U.S. networks, the international networks and Discovery commerce, education and other, respectively. The increase at the U.S. networks was due to a $58,467,000 increase in marketing expenses and other variable costs. Marketing expense increased as the company continued to invest in brand promotion and gaining audience share in a highly competitive market. Other variable expenses increased as a result of the increase in revenue. The increase at Discovery’s international networks of $59,777,000 was due to a 20% increase in personnel costs and a 40% increase in marketing expenses. Increases in personnel expense are the result of adding headcount as the business expands particularly in the U.K. and Europe. Higher marketing expenses were experienced across all of the regions as the division began implementing the lifestyles category initiative during the fourth quarter of 2004.
      Expenses Arising from Long-term Incentive Plans. Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plans, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. Upon exercise, participants receive a cash payment for the increase in value of the units from the unit value on the date of issuance. The appreciation in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. In August 2005, Discovery discontinued one of its plans and settled all amounts with cash. Discovery established a new long-term incentive plan in October 2005 (the “2005 LTIP Plan”) where participants in Discovery’s remaining plan could elect to (1) continue in such plan or (2) exercise vested units and receive units in the 2005 LTIP Plan. The cash-out value of the units exercised was based on the plan valuation at the end of 2004, resulting in lower expense for 2005, as compared to 2004. The 31% or $22,050,000 decrease in LTIP expense in 2005 is the result of this effect, offset by additional expenses related to the termination of one of Discovery’s long-term incentive plans as well as current year vesting and appreciation under the 2005 LTIP Plan. Discovery made aggregate cash payments of $325,756,000 to participants who exercised units during 2005. The aggregate number of units that are currently authorized to be granted under the 2005 LTIP Plan approximates a 6% sharing in the change in Discovery’s equity value.
      Depreciation and Amortization. The decrease in depreciation and amortization for the year ended December 31, 2005 is due to intangibles becoming fully amortized and a decrease in the depreciable asset base resulting from a reduction in the number of retail stores, offset by new assets placed in service during 2005. The increase in depreciation and amortization in 2004 is due to an increase in intangible assets resulting from acquisitions combined with increases in Discovery’s depreciable asset base resulting from capital expenditures.

      Gain on Sale of Patents. In 2004, Discovery recorded a gain on the sale of certain of its television technology patents. The $22 million gain represents the sale price less the costs incurred to sell the patents. The cost of developing the technology had been expensed in prior years to SG&A expense. Discovery does not expect a significant amount of income from patent sales in the future.

Other Income and Expense
      Interest Expense. The increase in interest expense during the years ended December 31, 2005 and 2004 is primarily due to higher levels of outstanding debt in both years combined with increases in interest rates during those periods.
      Unrealized Gains from Derivative Instruments, net. Unrealized gains from derivative transactions relate, primarily, to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $29,109,000, $44,060,000 and $21,548,000 in gains on these instruments during the years ended December 31, 2005, 2004 and 2003, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.
      Minority Interests in Consolidated Subsidiaries. Minority interest represents increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value.
      Income Taxes. Discovery’s effective tax rate was 50%, 46% and 54% for 2005, 2004 and 2003, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

Liquidity & Capital Resources
      Discovery generated $68,893,000, $124,704,000 and $154,296,000 of cash from operations during the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in cash from operations in 2005 is primarily due to an increase in payments of LTIP obligations in the amount of $325,756,000, offset partially by favorable working capital changes. In 2004, the decrease in cash provided by operations was due to payments of LTIP obligations partially offset by improved net income. As part of his long-term incentive plan with Discovery, John Hendricks, Discovery’s Founder and Chairman, had a ten-year incentive agreement that granted him a cash award equal to 1.6% of the difference between Discovery’s value at December 31, 1993 and December 31, 2003 for his services as Chairman and Chief Executive Officer during the period. This cash award was paid out to Mr. Hendricks in two installments, one in December 2003 and one in February 2004. The portion of the cash award that was paid out in February 2004 along with payments to other members of the Discovery management team during 2004 totaled $240,752,000 in connection with the redemption of units pursuant to the terms of the LTIP. For a further discussion of Discovery’s LTIP, please see Note 15 to the Discovery consolidated financial statements.
      In addition to previous long-term incentive plans that have expired and have been paid out as described herein, Mr. Hendricks is a participant in the 2005 LTIP Plan and has been awarded long-term compensation units, which provide Mr. Hendricks with a total 1.3% participation in Discovery’s increase in valuation in accordance with Discovery’s LTIP.
      During the years ended December 31, 2005 and 2004, Discovery paid $92,874,000 and $148,880,000, respectively, to acquire mandatorily redeemable securities related to minority interests in certain consolidated subsidiaries. Discovery also spent $99,684,000 on capital expenditures during 2005.
      In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, a revolving loan facility and various senior notes payable. During the year ended December 31, 2005, net incremental borrowings under debt facilities aggregated approximately $95,000,000. Total commitments of these facilities were $4,025,000,000 at December 31, 2005. Debt outstanding on these facilities aggregated $2,573,000,000 at December 31, 2005, providing excess debt availability of $1,452,000,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.
      All term and revolving loans and senior notes are unsecured. They contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated they are in compliance with all debt covenants at December 31, 2005.
      In 2006, Discovery expects to spend approximately $115,000,000 for capital expenditures and $190,000,000 for interest expense. Payments to satisfy LTIP obligations are not expected to be significant in 2006. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.
      Contractual Obligations. Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.
      A summary of all of the expected payments for these commitments as well as future principal payments under the current debt arrangements and minimum payments under capital leases at December 31, 2005 is as follows:

	Payments Due by Period(2)

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	Amounts in thousands
Long-term debt	$2,573,000	$320,000	$242,500	$1,075,500	$935,000
Capital leases	28,167	6,488	9,478	5,316	6,885
Operating leases	435,414	63,403	125,634	76,992	169,385
Program license fees	620,403	357,728	121,101	97,632	43,942
Launch incentives	71,520	36,156	33,219	2,145	—
Other(1)	253,890	73,401	127,087	41,541	11,861

Total	$3,982,394	$857,176	$659,019	$1,299,126	$1,167,073

(1)	Represents Discovery’s obligations to purchase goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. The more significant purchase obligations include: agreements related to audience ratings, market research, contracts for entertainment talent and other education and service project agreements.

(2)	The table above does not include certain long-term obligations reflected in the Discovery consolidated balance sheet as the timing of the payments cannot be predicted or the amounts will not be settled in cash. The most significant of these obligations is the $46.1 million accrued under Discovery’s LTIP plans. In addition, amounts accrued in the Discovery consolidated balance sheet related to derivative financial instruments are not included in the table as such amounts may not be settled in cash or the timing of the payments cannot be predicted.
      Discovery is subject to certain contractual agreements that may require Discovery to acquire the ownership interests of minority partners. At the end of 2005, Discovery estimates its aggregate obligations thereunder at approximately $272,502,000. The put rights are exercisable at various dates, certain of which have already been exercised at December 31, 2005. The amounts due associated with the put rights that have already been exercised is $80,000,000.
      In connection with the execution of long-term distribution agreements for certain of its European cable networks, Discovery is committed to pay a distributor a percentage increase in the value of these networks, if any, on June 30, 2006, six months prior to the termination of the contract on December 31, 2006. Discovery adjusts its recorded liability for changes in the value of these networks each period. However, Discovery is currently unable to predict the likelihood or the terms and conditions of any renewal of the distribution agreements. Discovery will record the effect of a renewed distribution agreement when such terms are in place. The effect of a renewed agreement could result in a payment for an amount significantly greater than the amount currently accrued.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
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
Item 8.     Financial Statements and Supplementary Data.
      Our consolidated financial statements are filed under this Item, beginning on Page II-16. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      There has been no change in the Company’s internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.	Other Information.
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
Discovery Holding Company:
      We have audited the accompanying balance sheets of Discovery Holding Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive earnings (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Discovery Communications, Inc., (a 50 percent owned investee company). The Company’s investment in Discovery Communications, Inc. at December 31, 2005 and 2004, was $3,018,622,000 and $2,945,782,000, respectively, and its equity in earnings of Discovery Communications, Inc. was $79,810,000, $84,011,000 and $37,271,000 for the years 2005, 2004 and 2003, respectively. The financial statements of Discovery Communications, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery Communications, Inc., is based solely on the report of the other auditors.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Holding Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP
Denver, Colorado
March 23, 2006

DISCOVERY HOLDING COMPANY
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004

	Amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$250,352	$21,641
Trade receivables, net	134,615	151,120
Prepaid expenses	10,986	17,399
Other current assets	4,433	8,809

Total current assets	400,386	198,969
Investment in Discovery Communications, Inc. (“Discovery”) (note 5)	3,018,622	2,945,782
Property, plant, and equipment, net (note 6)	256,245	258,741
Goodwill (note 7)	2,133,518	2,135,446
Other assets, net	10,465	25,890

Total assets	$5,819,236	$5,564,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,854	$33,327
Accrued payroll and related liabilities	21,651	23,632
Other accrued liabilities	23,949	29,606
Deferred revenue	17,491	20,858
Due to Liberty Media Corporation (“Liberty”)	—	1,104

Total current liabilities	89,945	108,527
Deferred income tax liabilities (note 11)	1,131,505	1,083,964
Other liabilities	22,361	25,058

Total liabilities	1,243,811	1,217,549

Commitments and contingencies (note 16)
Stockholders’ equity (note 12):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value
Authorized 600,000,000 shares; issued and outstanding 268,097,442 shares at December 31, 2005	2,681	—
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 12,106,093 shares at December 31, 2005	121	—
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,712,304	—
Parent’s investment	—	5,506,066
Accumulated deficit	(1,137,821)	(1,171,097)
Accumulated other comprehensive earnings (loss)	(1,860)	12,310

Total stockholders’ equity	4,575,425	4,347,279

Total liabilities and stockholders’ equity	$5,819,236	$5,564,828

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY
Consolidated Statements of Operations and Comprehensive Earnings (Loss)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Amounts in thousands
Net revenue	$694,509	$631,215	$506,103
Operating expenses:
Cost of services	445,839	380,290	301,005
Selling, general, and administrative (“SG&A”)	170,045	153,130	128,918
Depreciation and amortization	76,377	77,605	70,526
Stock compensation — SG&A	4,383	2,775	2,602
Restructuring and other charges	4,112	—	3,476
Loss (gain) on sale of operating assets	(4,845)	429	1,418
Impairment of goodwill	—	51	562

	250,072	233,990	207,502

Operating income (loss)	(1,402)	16,935	(2,404)
Other income (expense):
Share of earnings of Discovery	79,810	84,011	37,271
Interest expense — third party	—	—	(47,489)
Interest to parent	—	—	(24,689)
Other, net	3,704	132	2,821

	83,514	84,143	(32,086)

Earnings (loss) before income taxes and minority interest	82,112	101,078	(34,490)
Income tax expense	(48,836)	(34,970)	(20,156)
Minority interests in losses of subsidiaries	—	—	2,252

Net earnings (loss)	$33,276	$66,108	$(52,394)

Other comprehensive earnings (loss), net of taxes (note 14):
Unrealized holding gains (losses) arising during the period	651	(1,162)	1,770
Foreign currency translation adjustments	(14,821)	6,797	7,528

Other comprehensive earnings (loss)	(14,170)	5,635	9,298

Comprehensive earnings (loss)	$19,106	$71,743	$(43,096)

Basic and diluted earnings (loss) per common share (note 3)	$0.12	$0.24	$(0.19)

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

	Amounts in thousands
	(see note 4)
Cash flows from operating activities:
Net earnings (loss)	$33,276	$66,108	$(52,394)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	76,377	77,605	70,526
Stock compensation	4,383	2,775	2,602
Payments for stock compensation	(2,139)	—	—
Impairment of goodwill	—	51	562
Noncash interest expense	—	—	26,218
Amortization of debt discount	—	—	19,044
Share of earnings of Discovery	(79,810)	(84,011)	(37,271)
Deferred income tax expense	50,363	31,692	17,653
Other non-cash charges (credits), net	(4,684)	706	(3,149)
Changes in assets and liabilities (net of acquisitions):
Trade receivables	16,237	(36,405)	(4,040)
Prepaid expenses and other current assets	10,804	(6,631)	(3,069)
Payables and other liabilities	(19,516)	32,432	(7,000)

Net cash provided by operating activities	85,291	84,322	29,682

Cash flows from investing activities:
Capital expenditures	(90,526)	(49,292)	(25,863)
Cash paid for acquisitions	—	(44,238)	—
Net sales (purchases) of marketable securities	12,800	(12,800)	—
Cash proceeds from dispositions	15,374	3,978	5,453
Other investing activities, net	(394)	73	177

Net cash used in investing activities	(62,746)	(102,279)	(20,233)

Cash flows from financing activities:
Net cash transfers from Liberty	206,044	30,999	—
Borrowings of long-term debt	—	—	2,945
Payments of long-term debt and capital lease obligations	(12)	—	(406,820)
Borrowings under convertible subordinated notes with Liberty	—	—	391,027
Other financing activities	134	—	—

Net cash provided by (used in) financing activities	206,166	30,999	(12,848)

Net increase (decrease) in cash and cash equivalents	228,711	13,042	(3,399)
Cash and cash equivalents at beginning of year	21,641	8,599	11,998

Cash and cash equivalents at end of year	$250,352	$21,641	$8,599

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004 and 2003

								Accumulated
		Common Stock			Additional			Other	Total
	Preferred				Paid-In	Parent’s	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings (Loss)	Equity

					Amounts in thousands
Balance at January 1, 2003	$—	$—	$—	$—	$—	$4,804,212	$(1,184,811)	$(1,984)	$3,617,417
Net loss	—	—	—	—	—	—	(52,394)	—	(52,394)
Other comprehensive earnings	—	—	—	—	—	—	—	9,298	9,298
Issuance of stock for interest on convertible subordinated notes	—	—	—	—	—	11,129	—	—	11,129
Conversion of debt to equity	—	—	—	—	—	654,330	—	—	654,330
Reallocation of enterprise level goodwill from Liberty	—	—	—	—	—	15,000	—	—	15,000
Acquisition of Ascent Media’s minority interest	—	—	—	—	—	5,811	—	—	5,811
Other	—	—	—	—	—	317	—	(639)	(322)

Balance at December 31, 2003	—	—	—	—	—	5,490,799	(1,237,205)	6,675	4,260,269
Net earnings	—	—	—	—	—	—	66,108	—	66,108
Other comprehensive earnings	—	—	—	—	—	—	—	5,635	5,635
Stock compensation	—	—	—	—	—	2,268	—	—	2,268
Reallocation of enterprise level goodwill from Liberty	—	—	—	—	—	(18,000)	—	—	(18,000)
Net cash transfers from Liberty	—	—	—	—	—	30,999	—	—	30,999

Balance at December 31, 2004	—	—	—	—	—	5,506,066	(1,171,097)	12,310	4,347,279
Net earnings	—	—	—	—	—	—	33,276	—	33,276
Other comprehensive loss	—	—	—	—	—	—	—	(14,170)	(14,170)
Stock compensation	—	—	—	—	640	2,222	—	—	2,862
Net cash transfers from Liberty	—	—	—	—	—	206,044	—	—	206,044
Change in capitalization in connection with Spin Off (note 2)	—	2,681	121	—	5,711,530	(5,714,332)	—	—	—
Stock option exercises	—	—	—	—	134	—	—	—	134

Balance at December 31, 2005	$—	$2,681	$121	$—	$5,712,304	$—	$(1,137,821)	$(1,860)	$4,575,425

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

(1)	Basis of Presentation
      The accompanying consolidated financial statements of Discovery Holding Company (“DHC” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (f/k/a Ascent Media Group, Inc., “Ascent Media”), a wholly-owned subsidiary of Liberty, and Liberty’s 50% ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (“the Spin Off”) described in note 2 and (2) DHC and its consolidated subsidiaries for the period following such date. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC’s historical financial statements are presented in a manner similar to a pooling of interests.
      Ascent Media is comprised of three operating divisions or groups. Ascent Media’s Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage, and repurpose media assets for global distribution via freight, satellite, fiber, and the Internet. The Networks Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite, and the Internet to viewers in North America, Europe, and Asia. Additionally, the Networks Services group provides systems integration, design, consulting, engineering and project management services.
      Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

(2)	Spin Off Transaction
      During the first quarter of 2005, the Board of Directors of Liberty (the “Board”) approved a resolution to spin off the capital stock of DHC to the holders of Liberty Series A and Series B common stock. The Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 (the “Record Date”) received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Approximately 268.1 million shares of DHC Series A common stock and 12.1 million shares of DHC Series B common stock were issued in the Spin Off. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction.
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
      The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Services Agreement, Liberty provides

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.
      Under the Tax Sharing Agreement, Liberty will generally be responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company will be responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or (ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off, with respect to any transaction pursuant to which any of the other shareholders of Discovery would acquire shares of, or other interests in DHC’s capital stock, in each case relating to the qualification of the Spin Off.

(3)	Summary of Significant Accounting Policies

Cash and Cash Equivalents
      The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Trade Receivables
      Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment regarding the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2005 and 2004 was $7,708,000 and $12,104,000, respectively.
      A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Charged	Acquired or		Balance
	Beginning	(Credited)	Charged to	Write-Offs	End of
	of Year	to Expense	Other Accounts	and Other	Year

	Amounts in thousands
2005	$12,104	$(619)	$(768)	$(3,009)	$7,708

2004	$11,580	$555	$(403)	$372	$12,104

2003	$9,013	$(5)	$2,004	$568	$11,580

Concentration of Credit Risk and Significant Customers
      For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of consolidated revenue.

Investment in Discovery
      DHC accounts for its 50% ownership interest in Discovery using the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net earnings or losses of Discovery as they occur, rather than as dividends or other distributions are received. The excess of the Company’s carrying value over its proportionate share of Discovery’s equity is accounted for as equity method goodwill, and accordingly, is not amortized, but periodically reviewed for impairment.
      Changes in the Company’s proportionate share of the underlying equity of Discovery which result from the issuance of additional equity securities by Discovery are recognized as increases or decreases in stockholders’ equity. No such adjustments were recorded during the three years ended December 31, 2005.
      The Company periodically compares the carrying value of its investment in Discovery to its estimated fair value to determine if there are any other-than-temporary declines in value, which would require an adjustment in the statement of operations. The estimated fair value of the investment in Discovery exceeds its carrying value for all periods presented.

Property and Equipment
      Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of asset are as follows:

Buildings	20 years
Leasehold improvements	15 years or lease term, if shorter
Furniture and fixtures	7 years
Computers	3 years
Machinery and equipment	5 to 7 years
      Depreciation expense for property and equipment was $74,805,000, $74,986,000 and $68,032,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill
      The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, the Company reviews the impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Other Intangible Assets
      Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to five years, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Long-Lived Assets
      In accordance with SFAS No. 144, management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
      The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholder equity as a component of accumulated other comprehensive loss.

Revenue Recognition
      Revenue from post-production and certain distribution related services is recognized when services are provided. Revenue on other long-term contracts is recorded on the basis of the estimated percentage of completion of individual contracts. Estimated losses on long-term contracts are recognized in the period in which a loss becomes evident.
      Prepayments received for services to be performed at a later date are reflected in the consolidated balance sheets as deferred revenue until such services are provided.

Income Taxes
      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates.

Advertising Costs
      Advertising costs generally are expensed as incurred. Advertising expense aggregated $3,465,000, $3,303,000 and $3,089,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation
      Employees of the Company hold stock options and stock appreciation rights (“SARs”) with respect to shares of Liberty Series A common stock. In addition, executive officers of the Company hold stock options with respect to shares of DHC common stock. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price and is recognized on a straight-line basis over the vesting period. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.
      The following table illustrates the effect on net earnings (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period. Compensation expense for SARs is the same

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under APB Opinion No. 25 and SFAS No. 123. Accordingly, no pro forma adjustment for such awards is included in the following table.

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands, except
	per share amounts
Net earnings (loss), as reported	$33,276	$66,108	$(52,394)
Add:
Stock-based employee compensation expense included in reported net earnings (loss)	2,309	2,268	2,452
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards	(8,247)	(6,247)	(4,817)

Pro forma net earnings (loss)	$27,338	$62,129	$(54,759)

Basic and diluted earnings (loss) per common share:
As reported	$.12	$.24	$(.19)
Pro forma	$.10	$.22	$(.20)

Earnings (Loss) Per Common Share
      Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. EPS in the accompanying consolidated statements of operations is based on (1) 280,199,000 shares, which is the number of shares issued in the Spin Off, for all periods prior to the Spin Off and (2) the actual number of shares outstanding for all periods subsequent to the Spin Off. The weighted average outstanding shares for the year ended December 31, 2005 was 279,557,000. Dilutive EPS presents the dilutive effect on a per shares basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2005 and 2004, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statements of operations.

Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“Statement 123R”). Statement 123R, which is a revision of Statement 123 and supersedes APB Opinion No. 25, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.
      Public companies are required to adopt Statement 123R as of the beginning of the registrant’s next fiscal year, or January 1, 2006 for calendar-year companies such as DHC. The provisions of Statement 123R will affect the accounting for all awards granted, modified, repurchased or cancelled after December 31, 2005. The accounting for awards granted, but not vested, prior to January 1, 2006 will also be impacted. The provisions of Statement 123R allow companies to adopt the standard on a prospective basis or to restate all periods for which Statement 123 was effective. The Company expects to adopt Statement 123R on a prospective basis, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.
      While the Company has not yet quantified the impact of adopting Statement 123R, it does not believe that such adoption will have a significant impact on its operating income and net earnings in the future.

(4)	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Cash paid for acquisitions:
Fair value of assets acquired	$—	$60,950	$11,811
Net liabilities assumed	—	(17,073)	(6,000)
Deferred tax liability	—	361	—
Issuance of Liberty common stock	—	—	(5,811)

Cash paid for acquisitions, net of cash acquired	$—	$44,238	$—

Cash paid during the year for:
Interest	$—	$—	$25,206

Income taxes	$1,190	$1,916	$731

Noncash investing and financing activities:
Stock issued for payment of interest on convertible subordinated notes	$—	$—	$11,129

Conversion of subordinated notes to parent’s investment	$—	$—	$654,330

(5)	Investment in Discovery
      The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 160 other countries.
      DHC’s carrying value for Discovery was $3,018,622,000 at December 31, 2005. In addition, as described in note 3, $1,771,000,000 of enterprise-level goodwill has been allocated to the investment in Discovery.
      Prior to the Spin Off, it was necessary for Liberty to periodically reallocate its enterprise level goodwill due to changes in reporting units caused by transactions or by internal reorganizations. These reallocation adjustments were made based on the relative fair values of the remaining reporting units in accordance with

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 142. As a result, there were adjustments to the enterprise level goodwill allocated to DHC in 2003 and 2004. Such adjustments are reflected in DHC’s consolidated statement of stockholder’s equity.
      Included in the Company’s share of earnings of Discovery in 2003 is the Company’s 50% share of adjustments to the redemption value of redeemable common stock held by an officer of Discovery. Such adjustments were recorded as reductions to equity by Discovery. These shares were redeemed in June 2003.
      Summarized financial information for Discovery is as follows:
Consolidated Balance Sheets

	December 31,

	2005	2004

	Amounts in thousands
Current assets	$831,369	$835,450
Property and equipment	397,578	380,290
Goodwill and intangible assets	397,927	445,221
Programming rights, long term	1,175,988	1,027,379
Other assets	371,758	547,346

Total assets	$3,174,620	$3,235,686

Current liabilities	$692,465	$880,561
Long-term debt	2,590,440	2,498,287
Other liabilities	101,571	165,197
Mandatorily redeemable equity in subsidiaries	272,502	319,567
Stockholders’ deficit	(482,358)	(627,926)

Total liabilities and stockholders’ deficit	$3,174,620	$3,235,686

Consolidated Statements of Operations

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Revenue	$2,671,754	$2,365,346	$1,995,047
Operating expenses	(979,765)	(846,316)	(751,578)
Selling, general and administrative	(1,005,351)	(856,340)	(735,017)
Equity-based compensation	(49,465)	(71,515)	(74,119)
Depreciation and amortization	(123,209)	(129,011)	(120,172)
Gain on sale of patent	—	22,007	—

Operating income	513,964	484,171	314,161
Interest expense	(184,575)	(167,420)	(159,409)
Other expense	(7,426)	(6,930)	(16,730)
Income tax expense	(162,343)	(141,799)	(74,785)

Net income	$159,620	$168,022	$63,237

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Property and Equipment
      During the year ended December 31, 2005, the Company retired approximated $83 million of fully depreciated property and equipment. Property and equipment at December 31, 2005 and 2004 consist of the following:

	2005	2004

	Amounts in thousands
Property and equipment, net:
Land	$48,365	$58,048
Buildings	186,389	183,985
Equipment	215,595	226,188
Accumulated depreciation	(194,104)	(209,480)

	$256,245	$258,741

(7)	Goodwill and Other Intangible Assets
      SFAS No. 142 prescribes the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill is not amortized, but is tested annually for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144.
      In fiscal 2004 and 2003, the Company recorded impairment charges of $51,000 and $562,000, respectively, as a result of the annual impairment test of goodwill in accordance with SFAS No. 142. The fair value of each reporting unit was determined through the use of an outside independent valuation consultant. The consultant used both the income approach and market approach in determining fair value.
      SFAS No. 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, a portion of DHC’s enterprise-level goodwill balance has been allocated to a separate reporting unit which includes only its investment in Discovery. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.
      The following table provides the activity and balances of goodwill:

		Media
	Creative	Management	Network
	Services	Services	Services
	Group	Group	Group	Discovery	Total

	Amounts in thousands
Net balance at January 1, 2004	$107,428	$88,025	$146,444	$1,789,000	$2,130,897
Acquisitions	—	5,325	17,379	—	22,704
Foreign exchange and other	—	—	(104)	(18,000)	(18,104)
2004 Impairment	(51)	—	—	—	(51)

Net balance at December 31, 2004	107,377	93,350	163,719	1,771,000	2,135,446
Foreign exchange and other	(778)	52	(1,202)	—	(1,928)

Net balance at December 31, 2005	$106,599	$93,402	$162,517	$1,771,000	$2,133,518

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Included in other assets at December 31, 2005 are amortizable intangibles with a net book value of $1,442,000 and a tradename intangible (which is not subject to amortization) of $2,440,000.
      For the years ended December 31, 2005, 2004 and 2003, the Company recorded $1,572,000, $2,619,000 and $2,494,000, respectively, of amortization expense for other intangible assets.

(8)	Restructuring Charges
      During 2005 and 2003, the Company completed certain restructuring activities designed to improve operating efficiencies and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded charges of $4,112,000 and $3,476,000, respectively. The 2005 restructuring charge relates primarily to the closure and consolidation of facilities in the United Kingdom. The 2003 restructuring charge is related to the consolidation of facilities and closure-related costs in the Creative Services group both domestically and in the United Kingdom.
      The following table provides the activity and balances of the restructuring reserve.

	Opening			Ending
	Balance	Additions	Deductions	Balance

	Amounts in thousands
Excess facility costs	$2,227	$2,130	$(980)	$3,377
Employee separations	—	1,170	(1,170)	—
Contract exit costs	—	176	(176)	—

December 31, 2003	$2,227	$3,476	$(2,326)	$3,377

Excess facility costs
December 31, 2004	$3,377	$—	$(788)	$2,589

Excess facility costs
December 31, 2005	$2,589	$4,112	$(2,718)	$3,983

(9)	Acquisitions

London Playout Centre.
      On March 12, 2004, pursuant to an Agreement for the Sale and Purchase, Ascent Media acquired all of the issued share capital of London Playout Centre Limited (“LPC”) from an independent third party for a purchase price of $36,573,000 paid at closing. LPC is a UK-based television channel origination facility. The purchase was funded, in part, by proceeds from Liberty. The financial position and results of operations of LPC have been consolidated since the date of acquisition.
      The following unaudited pro forma information for the years ended December 31, 2004 and 2003 was prepared assuming the acquisition of LPC occurred on January 1, 2003. However, those pro forma amounts are not necessarily indicative of operating results that would have occurred if the LPC acquisition had occurred on January 1, 2003 (amounts in thousands, except per share amounts):

	2004	2003

Revenue	$639,718	$547,912
Net earnings (loss)	$65,317	$(53,194)
Basic and diluted net earnings (loss) per common share	$0.23	$(0.19)

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Long-Term Debt

Liberty Subordinated Credit Agreement
      In December 2000, when Ascent Media was a publicly traded company and had a senior bank credit facility, Liberty and Ascent Media entered into a subordinated credit agreement pursuant to which Liberty agreed to make subordinated convertible loans to Ascent Media. From December 2000 through December 2003, Ascent Media borrowed funds under the subordinated credit agreement as needed, and as agreed to by its senior lenders, for acquisitions, capital expenditures, working capital and payments under its senior bank credit facility. From December 2000 through June 2003, at which time Liberty acquired the minority interest in Ascent Media held by the public, Ascent Media paid interest at the rate of 10% per annum on the subordinated debt primarily with shares of its common stock. From June 2003 through December 2003, accrued interest was added to the principal amount of debt. In December 2003, Liberty contributed the total amount of debt and accrued interest of $654,330,000 to equity and the subordinated credit agreement was cancelled.

(11)	Income Taxes
      Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax benefit (expense) is as follows:

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Current
Federal	$—	$—	$—
State	(637)	502	(1,100)
Foreign	2,164	(3,780)	(1,403)

Current	1,527	(3,278)	(2,503)

Deferred
Federal	(26,402)	(25,221)	(15,628)
State	(20,743)	(7,774)	(3,494)
Foreign	(3,218)	1,303	1,469

Deferred	(50,363)	(31,692)	(17,653)

Total tax expense	$(48,836)	$(34,970)	$(20,156)

      Components of pretax income (loss) are as follows:

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Domestic	$76,907	$96,470	$(28,772)
Foreign	5,205	4,608	(3,466)

	$82,112	$101,078	$(32,238)

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Computed expected tax benefit (expense)	$(28,739)	$(35,377)	$11,283
State and local income taxes, net of federal income taxes	(3,976)	(5,311)	(2,986)
Change in valuation allowance affecting tax expense	1,630	3,575	(14,719)
Change in estimated state tax rate	(15,263)	—	—
Disallowed interest expense	—	—	(13,963)
Other, net	(2,488)	2,143	229

Income tax expense	$(48,836)	$(34,970)	$(20,156)

      Components of deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004

	Amounts in thousands
Current assets:
Accounts receivable reserves	$2,350	$2,423
Accrued liabilities	14,676	11,987

	17,026	14,410

Noncurrent assets:
Net operating loss carryforwards	59,064	59,819
Property and equipment	4,771	—
Intangible assets	8,249	13,310
Other	5,506	10,280

	77,590	83,409

Total deferred tax assets, gross	94,616	97,819
Valuation allowance	(91,235)	(88,067)

Total deferred tax assets, net	3,381	9,752

Current liabilities:
Prepaid expenses	(818)	(1,204)
Other	(3,010)	(2,802)

	(3,828)	(4,006)

Noncurrent liabilities:
Property and equipment	—	(2,760)
Investments	(1,131,058)	(1,086,950)

	(1,131,058)	(1,089,950)

Total deferred tax liabilities	(1,134,886)	(1,093,716)

Net deferred tax liability	$(1,131,505)	$(1,083,964)

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company has $86,860,000 and $463,311,000 in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses expire, for federal purposes, as follows: $24,216,000 in 2021; $60,711,000 in 2022 and $1,933,000 in 2025. The state net operating losses expire at various times through 2025. In addition, the Company has $636,000 of federal income tax credits, which may be carried forward indefinitely. The Company has $2,584,000 of state income tax credits, of which $2,342,000 will expire in the year 2012.
      During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with certain cumulative net operating loss carryforwards and other deferred tax assets. As such, the Company continues to maintain a valuation allowance of $91,235,000. The total valuation allowance increased $3,168,000 during the year ended December 31, 2005 as a result of deferred tax assets related to acquisitions of $4,798,000 and a decrease of $1,630,000 which affected tax expense.
      During 2004, the Company provided $1,636,000 of U.S. tax expense for future repatriation of cash from its Asia operations pursuant to APB 23. This charge represents all undistributed earnings from Asia not previously taxed in the United States.

(12)	Stockholders’ Equity

Preferred Stock
      DHC’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by DHC’s Board of Directors. As of December 31, 2005, no shares of preferred stock were issued.

Common Stock
      Holders of DHC Series A common stock are entitled to one vote for each share held, and holders of DHC Series B common stock are entitled to 10 votes for each share held. Holders of DHC Series C common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2005, no shares of DHC Series C common stock were issued. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.
      As of December 31, 2005, there were 1,937,616 shares of DHC Series A common stock and 2,996,525 shares of DHC Series B common stock reserved for issuance under exercise privileges of outstanding stock options and warrants.

(13)	Stock Options
      In connection with the Spin Off, employees of DHC, directors of Liberty and employees of Liberty who held Liberty stock options or Liberty stock appreciation rights (“pre-Spin Off Awards”) and who were expected to provide services to DHC pursuant to the Services Agreement received an option (“DHC Option”) to purchase common stock of DHC equal to 0.10 times the number of shares of Liberty common stock subject to the pre-Spin Off Awards held by the option holder. The exercise price of the DHC Options was based on an allocation of the exercise price of the pre-Spin Off Award. Approximately 2.0 million options to purchase DHC Series A common stock and 3.0 million options to purchase DHC Series B common stock were issued in the Spin Off, and no options have been issued by DHC subsequent to the Spin Off.
      Pursuant to the terms of the Reorganization Agreement, DHC is responsible for settlement of all DHC Options. Liberty accounted for its pre-Spin Off Awards as variable awards under APB 25. Accordingly, DHC also accounts for the DHC Options as variable awards. DHC records stock compensation for the DHC

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options held by its executive officers. Liberty records stock compensation for all DHC Options held by Liberty employees and directors.
      In addition, certain employees of Ascent Media who held Liberty pre-Spin Off Awards, continue to hold such awards. Ascent Media records stock compensation related to such awards.
      The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase DHC Series A and Series B common stock.

	DHC		DHC
	Series A		Series B
	Common		Common
	Stock	WAEP	Stock	WAEP

Options issued in Spin Off	1,954,275	$15.43	2,996,525	$18.87
Exercises	(11,381)	$11.77	—
Cancellations	(5,278)	$15.05	—

Outstanding at December 31, 2005	1,937,616	$15.43	2,996,525	$18.87

Exercisable at December 31, 2005	1,116,354	$16.44	2,323,633	$19.06

(14)	Other Comprehensive Earnings (Loss)
      Accumulated other comprehensive earnings (loss) included in DHC’s consolidated balance sheets and consolidated statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.
      The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Holding Gains	Comprehensive
	Translation	(Losses) on	Earnings (Loss),
	Adjustments	Securities	Net of Taxes

	Amounts in thousands
Balance at January 1, 2003	$(2,034)	$50	$(1,984)
Other comprehensive earnings	7,528	1,770	9,298
Other activity	(258)	(381)	(639)

Balance at December 31, 2003	5,236	1,439	6,675
Other comprehensive earnings	6,797	(1,162)	5,635

Balance at December 31, 2004	12,033	277	12,310
Other comprehensive loss	(14,821)	651	(14,170)

Balance at December 31, 2005	$(2,788)	$928	$(1,860)

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of other comprehensive earnings (loss) are reflected in DHC’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

	Amounts in thousands
Year ended December 31, 2005:
Foreign currency translation adjustments	$(24,518)	$9,697	$(14,821)
Unrealized holding gains on securities arising during period	$1,077	$(426)	$651

Other comprehensive loss	$(23,441)	$9,271	$(14,170)

Year ended December 31, 2004:
Foreign currency translation adjustments	$11,143	$(4,346)	$6,797
Unrealized holding losses on securities arising during period	$(1,905)	$743	$(1,162)

Other comprehensive earnings	$9,238	$(3,603)	$5,635

Year ended December 31, 2003:
Foreign currency translation adjustments	$12,341	$(4,813)	$7,528
Unrealized holding gains on securities arising during period	$2,902	$(1,132)	$1,770

Other comprehensive earnings	$15,243	$(5,945)	$9,298

(15)	Employee Benefit Plans
      Ascent Media offers a 401(k) defined contribution plan covering most of its full-time domestic employees not eligible to participate in the Motion Picture Industry Pension and Health Plan (MPIPHP), a multi-employer defined benefit pension plan. Contributions to the MPIPHP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Ascent Media also sponsors a pension plan for eligible employees of its foreign subsidiaries. Employer contributions are determined by Ascent Media’s board of directors. The plans are funded by employee and employer contributions. Total pension plan expenses for the years ended December 31, 2005, 2004 and 2003 were $7,109,000, $6,485,000 and $6,380,000, respectively.

(16)	Commitments and Contingencies
      Future minimum lease payments under scheduled operating leases that have initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2006	$30,563
2007	$28,791
2008	$25,886
2009	$23,894
2010	$19,265
Thereafter	$47,033
      Rent expense for noncancelable operating leases for real property and equipment was $31,643,000, $26,487,000 and $21,909,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, the Company is committed to compensation under long-term employment agreements with its certain executive officers of Ascent Media as follows: 2006, $2,442,000; 2007, $1,354,000; and 2008, $579,000.
      The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(17)	Related Party Transactions
      Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying consolidated statements of operations. In addition, certain general and administrative expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $5,948,000 for the year ended December 31, 2005.
      Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the years ended December 31, 2005, 2004 and 2003 aggregated $34,189,000, $41,785,000 and $13,355,000, respectively.

(18)	Information About Operating Segments
      The Company’s chief operating decision maker, or his designee (the “CODM”), has identified the Company’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Company’s combined revenue or earnings before taxes. In addition, those equity investments whose share of earnings represent more than 10% of the Company’s earnings before taxes are considered reportable segments.
      Based on the foregoing criteria, the Company’s business units have been aggregated into four reportable segments: the Creative Services Group, the Media Management Services Group, and the Network Services Group, which are all operating segments of Ascent Media, and Discovery, which is an equity affiliate. Corporate related items and unallocated income and expenses are reflected in the Corporate and Other column listed below.
      The Creative Services Group provides post-production services, which are comprised of services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Management Services Group provides (i) content storage services, which are comprised of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet, (ii) access to all forms of content, duplication and formatting services, (iii) language conversions and laybacks, (iv) restoration and preservation of old or damaged content, (v) mastering from motion picture film to high resolution or data formats, (vi) digital audio and video encoding services and (vii) digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. The Network Services Group provides broadcast services, which are comprised of services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. Additionally, the Networks Services Group provides systems integration, design, consulting, engineering and project management services.
      The accounting policies of the segments that are consolidated entities are the same as those described in the summary of significant accounting policies and are consistent with GAAP.
      The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less cost of services

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and selling, general and administrative expenses (excluding stock and other equity-based compensation). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.
      The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.
      Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

		Media
	Creative	Management	Network			Equity
	Services	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group	Group(1)	and Other	Total	Discovery

	Amounts in thousands
Year ended December 31, 2005
Revenue from external customers	$304,393	$118,489	$271,627	$—	$694,509	$2,671,754
Operating cash flow	$57,323	$13,481	$55,781	$(47,960)	$78,625	$686,638
Capital expenditures	$22,795	$25,252	$37,608	$4,871	$90,526	$99,684
Depreciation and amortization	$30,951	$7,731	$27,008	$10,687	$76,377	$123,209
Total assets	$297,664	$173,637	$322,470	$5,025,465	$5,819,236	$3,174,620
Year ended December 31, 2004
Revenue from external customers	$295,841	$109,982	$225,392	$—	$631,215	$2,365,346
Operating cash flow	$55,847	$17,430	$62,163	$(37,645)	$97,795	$662,690
Capital expenditures	$18,677	$4,142	$23,114	$3,359	$49,292	$88,100
Depreciation and amortization	$31,026	$7,750	$27,074	$11,755	$77,605	$129,011
Total assets	$298,613	$171,588	$294,328	$4,800,299	$5,564,828	$3,235,686
Year ended December 31, 2003
Revenue from external customers	$270,830	$107,070	$128,203	$—	$506,103	$1,995,047
Operating cash flow	$43,786	$22,074	$43,221	$(32,901)	$76,180	$508,452
Capital expenditures	$13,132	$4,751	$5,207	$2,773	$25,863	$109,956
Depreciation and amortization	$28,975	$11,481	$22,171	$7,899	$70,526	$120,172
Total assets	$305,576	$174,916	$239,939	$4,676,196	$5,396,627	$3,194,211

(1)	Included in Network Services Group revenue is broadcast services revenue of $148,483,000, $135,883,000 and $89,065,000 and systems integration revenue of $123,144,000, $89,509,000 and $39,138,000 in 2005, 2004 and 2003, respectively.

DISCOVERY HOLDING COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes and minority interest.

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Segment operating cash flow	$78,625	$97,795	$76,180
Stock compensation	(4,383)	(2,775)	(2,602)
Depreciation and amortization	(76,377)	(77,605)	(70,526)
Share of earnings of Discovery	79,810	84,011	37,271
Interest expense	—	—	(72,178)
Other, net	4,437	(348)	(2,635)

Earnings (loss) before income taxes and minority interest	$82,112	$101,078	$(34,490)

      Information as to the Company’s operations in different geographic areas is as follows:

	Years Ended December 31,

	2005	2004	2003

	Amounts in thousands
Revenue
United States	$525,288	$460,070	$390,220
United Kingdom	149,928	148,002	92,523
Other countries	19,293	23,143	23,360

	$694,509	$631,215	$506,103

(19)	Quarterly Financial Information (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	Amounts in thousands, except per share amounts
2005:
Revenue	$174,290	$178,019	$167,934	$174,266

Operating income (loss)	$2,877	$(4,982)	$(1,403)	$2,106

Net earnings	$16,825	$4,027	$1,189	$11,235

Basic and diluted net earnings per common share	$.06	$.01	$—	$.04

2004:
Revenue	$145,943	$160,477	$151,924	$172,871

Operating income	$5,914	$5,663	$3,464	$1,894

Net earnings	$11,920	$22,257	$16,186	$15,745

Basic and diluted net earnings per common share	$.04	$.08	$.06	$.06

PART III.
      The following required information is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Shareholders presently scheduled to be held in the second quarter of 2006:

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services
      We will file our definitive proxy statement for our 2006 Annual Meeting of shareholders with the Securities and Exchange Commission on or before April 30, 2006.

III-1

PART IV.
Item 15.     Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements
      Included in Part II of this Report:
      (a)(2) Financial Statement Schedules
      Included in Part IV of this Report:

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii) Separate financial statements for Discovery Communications, Inc.:
      (a)(3) Exhibits
      Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
 2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
 3 — Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
 4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:

10.1	The Shareholders Agreement, dated as of November 30, 1991 (the ‘Stockholders’ Agreement”), by and among Discovery Communications, Inc. (“Discovery”), Cox Discovery, Inc. (“Cox”), NewsChannels TDC Investments, Inc. (“NewChannels”), TCI Cable Education, Inc. (“TCID”) and John S. Hendricks (“Hendricks”) (incorporated by reference to Exhibit 10.1 to the Form 10).
10.2	First Amendment to the Stockholders’ Agreement, dated as of December 20, 1996, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Newhouse Broadcasting Corporation ( the successor to NewChannels), TCID, Hendricks and for the purposes stated therein only, LMC Animal Planet, Inc. (“LMC”) and Liberty Media Corporation, a Colorado corporation (“Liberty”) (incorporated by reference to Exhibit 10.2 to the Form 10).
10.3	Second Amendment to the Stockholders’ Agreement, dated as of September 7, 2000, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Advance/Newhouse Programming Partnership (the successor to NewChannels), LMC Discovery, Inc. (formerly known as TCID) and Hendricks (incorporated by reference to Exhibit 10.3 to the Form 10).
10.4	Third Amendment to the Stockholders’ Agreement, dated as of September, 2001, by and among Discovery, Cox, NewChannels, TCID, Hendricks and Advance Programming Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Form 10).
10.5	Fourth Amendment to the Stockholders’ Agreement, dated as of June 23, 2003, by and among Discovery, Cox NewChannels, TCID, Liberty Animal, Inc. (the successor in interest to LMC) for the purposes stated in the First Amendment to the Stockholders’ Agreement, and Hendricks (incorporated by reference to Exhibit 10.5 to the Form 10).
10.6	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.7	Discovery Holding Company 2005 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10).
10.8	Discovery Holding Company 2005 Non-Employee Director Plan (incorporated by reference to Exhibit 10.8 to the Form 10).
10.9	Discovery Holding Company Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.9 to the Form 10).
10.10	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.11	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.12	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.13	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.14	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).

21	Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
32	Section 1350 Certification, filed herewith.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Discovery Communications, Inc.:
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 9 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” in 2005.
PricewaterhouseCoopers LLP
McLean, VA
March 3, 2006

Discovery Communications, Inc.
Consolidated Balance Sheets

	December 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
Current assets
Cash and cash equivalents	$34,491	$24,282
Accounts receivable, less allowances of $35,079 and $24,375	565,407	527,659
Inventories	30,714	32,567
Deferred income taxes	88,765	144,606
Content rights, net	55,125	50,578
Other current assets	56,867	55,758

Total current assets	831,369	835,450

Property and equipment, net	397,578	380,290
Content rights, net, less current portion	1,175,988	1,027,379
Deferred launch incentives	255,259	314,601
Goodwill	254,989	257,460
Intangibles, net	142,938	187,761
Investments in and advances to unconsolidated affiliates	11,528	74,450
Deferred income taxes	69,316	114,673
Other assets	35,655	43,622

TOTAL ASSETS	$3,174,620	$3,235,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$371,326	$333,390
Launch incentives payable	22,655	33,509
Content rights payable	97,075	94,969
Current portion of long-term incentive plan liabilities	20,690	261,627
Current portion of long-term debt	6,470	9,736
Income taxes payable	51,226	21,123
Unearned revenue	89,803	95,585
Other current liabilities	33,220	30,622

Total current liabilities	692,465	880,561

Long-term debt, less current portion	2,590,440	2,498,287
Derivative financial instruments, less current portion	18,592	46,541
Launch incentives payable, less current portion	21,910	34,328
Long-term incentive plan liabilities, less current portion	25,380	60,735
Content rights payable, less current portion	4,380	8,027
Other liabilities	31,309	15,566

Total liabilities	3,384,476	3,544,045

Mandatorily redeemable interests in subsidiaries	272,502	319,567

Commitments and contingencies
Stockholders’ deficit
Class A common stock; $.01 par value; 100,000 shares authorized; 51,119 shares issued, less 719 shares of treasury stock	1	1
Class B common stock; $.01 par value; 60,000 shares authorized; 50,615 shares issued and held in treasury stock at December 31, 2005 and 2004	—	—
Additional paid-in capital	21,093	21,093
Accumulated deficit	(513,311)	(672,931)
Accumulated other comprehensive income	9,859	23,911

Total stockholders’ deficit	(482,358)	(627,926)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,174,620	$3,235,686

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Communications, Inc.
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING REVENUE
Advertising	$1,187,823	$1,133,807	$1,010,585
Distribution	1,198,686	976,362	747,927
Other	285,245	255,177	236,535

Total operating revenue	2,671,754	2,365,346	1,995,047

Cost of revenue	979,765	846,316	751,578
Selling, general & administrative	1,005,351	856,340	735,017
Long-term incentive plans	49,465	71,515	74,119
Depreciation & amortization	123,209	129,011	120,172
Gain on sale of long-lived asset	—	(22,007)	—

Total operating expenses	2,157,790	1,881,175	1,680,886

INCOME FROM OPERATIONS	513,964	484,171	314,161

OTHER INCOME (EXPENSE)
Interest, net	(184,575)	(167,420)	(159,409)
Realized and unrealized gains from derivative instruments, net	22,499	45,540	21,405
Minority interests in consolidated subsidiaries	(43,696)	(54,940)	(35,965)
Equity in earnings (losses) of unconsolidated affiliates	4,660	171	(4,477)
Other, net	9,111	2,299	2,307

Total other expense, net	(192,001)	(174,350)	(176,139)

INCOME BEFORE INCOME TAXES	321,963	309,821	138,022

Income tax expense	162,343	141,799	74,785

NET INCOME	$159,620	$168,022	$63,237

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Communications, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES
Net income	$159,620	$168,022	$63,237
Adjustments to reconcile net income to cash provided by operations
Depreciation and amortization	123,209	129,011	120,172
Amortization of deferred launch incentives and representation rights	83,411	107,757	131,980
Provision for losses on accounts receivable	12,217	959	11,413
Expenses arising from long-term incentive plans	49,465	71,515	74,119
Equity in (earnings) losses of unconsolidated affiliates	(4,660)	(171)	4,477
Deferred income taxes	109,383	105,522	42,280
Realized and unrealized gains on derivative financial instruments, net	(22,499)	(45,540)	(21,405)
Non-cash minority interest charges	43,696	54,940	35,965
Gain on sale of investments	(12,793)	—	—
Gain on sale of long-lived assets	—	(22,007)	—
Other non-cash (income) charges	9,675	(2,681)	541
Changes in assets and liabilities, net of business combinations
Accounts receivable	(37,207)	(60,841)	(52,753)
Inventories	1,853	4,555	22,978
Other assets	(18,748)	(3,711)	(5,064)
Content rights, net of payables	(108,155)	(122,433)	(139,387)
Accounts payable and accrued liabilities	47,913	55,734	27,646
Representation rights	(6,000)	(479)	(11,250)
Deferred launch incentives	(35,731)	(74,696)	(99,630)
Long-term incentive plan liabilities	(325,756)	(240,752)	(51,023)

Cash provided by operations	68,893	124,704	154,296

INVESTING ACTIVITIES
Acquisition of property and equipment	(99,684)	(88,100)	(109,956)
Business combinations, net of cash acquired	(400)	(17,218)	(46,541)
Purchase of intangibles	(583)	—	—
Investments in and advances to unconsolidated affiliates	(363)	(17,433)	(13,074)
Redemption of interests in subsidiaries	(92,874)	(148,880)	—
Proceeds from sale of investments	14,664	—	—
Proceeds from sale of long-lived assets	—	22,007	—

Cash used by investing activities	(179,240)	(249,624)	(169,571)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,785,955	1,848,000	—
Principal payments of long-term debt	(1,697,068)	(1,699,215)	(12,638)
Deferred financing fees	(4,810)	(8,499)	(56)
Contributions from minority shareholders	603	3,146	21,652
Increase in note receivable from stockholder	—	—	(5,238)
Collection of note receivable from stockholder	—	—	23,600
Repurchase of Class A common stock	—	—	(55,334)
Other financing	32,153	(30,840)	42,325

Cash provided by financing activities	116,833	112,592	14,311

Effect of exchange rate changes on cash	3,723	2,535	1,215
CHANGE IN CASH AND CASH EQUIVALENTS	10,209	(9,793)	251
Cash and cash equivalents, beginning of year	24,282	34,075	33,824
CASH AND CASH EQUIVALENTS, END OF YEAR	$34,491	$24,282	$34,075

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Communications, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit

					Other Comprehensive Income (Loss)

	Class A		Additional		Foreign	Unrealized	Unamortized
			Paid-In	Accumulated	Currency	Gain (Loss) on	Gain on
	At Par	Redeemable	Capital	Deficit	Translation	Investments	Derivatives	Total

	(In thousands)
Balance, December 31, 2002	$1	$50,696	$21,093	$(915,590)	$4,296	$—	$—	$(839,504)

Comprehensive income
Net income				63,237
Foreign currency translation, net of tax of $5.7 million					10,027
Unrealized gain on investments, net of tax of $2.4 million						3,771
Total comprehensive income								77,035
Decrease in loan to stockholder		18,362						18,362
Reduction of compensation from redeemable Class A common stock		(2,324)						(2,324)
Decretion of redeemable Class A common stock		(11,400)		11,400				—
Repurchase of Class A common stock treasury shares		(55,334)						(55,334)

Balance, December 31, 2003	$1	$—	$21,093	$(840,953)	$14,323	$3,771	$—	$(801,765)

Comprehensive income
Net income				168,022
Foreign currency translation, net of tax of $5.2 million					8,409
Unrealized loss on investments, net of tax of $1.7 million						(2,592)
Total comprehensive income								173,839

Balance, December 31, 2004	$1	$—	$21,093	$(672,931)	$22,732	$1,179	$—	$(627,926)

Comprehensive income
Net income				159,620
Foreign currency translation, net of tax of $9.6 million					(16,017)
Unrealized loss on investments, net of tax of $0.1 million						(101)
Unamortized gain on cash flow hedge, net of tax of $1.3 million							2,066
Total comprehensive income								145,568

Balance, December 31, 2005	$1	$—	$21,093	$(513,311)	$6,715	$1,078	$2,066	$(482,358)

The accompanying notes are an integral part of these consolidated financial statements.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements

1.	Description of Business
      Discovery Communications, Inc. (the “Company”) is a privately held, globally diversified entertainment company whose operations are organized into four business units: U.S. Networks, International Networks, Commerce and Education. U.S. Networks operates cable and satellite television networks in the United States, including Discovery Channel, TLC, Animal Planet, The Travel Channel and Discovery Health Channel. International Networks operates cable and satellite television networks worldwide, including regional variants of Discovery Channel, Animal Planet, People & Arts, Travel & Living, and Discovery Real Time. Commerce operates approximately 120 Discovery Channel retail stores and manages consumer ventures in the United States. Education provides products and services to educational institutions and consumers.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. Variable Interest Entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders possess rights not proportionate to their ownership. The equity method of accounting is used for affiliates over which the Company exercises significant influence but does not control.
      All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.
      The Company has issued redeemable interests in a number of its consolidated subsidiaries for which redemption events are outside of the Company’s control. Estimating the redemption value of these interests requires complex contract interpretation and the use of fair value and future performance assumptions. Certain of our ventures with BBC are operated under interim or unfinalized agreements, which contributes to the complexity of associated estimates.
      Other significant estimates include the amortization method and recoverability of content rights, the valuation and recoverability of intangible assets and other long-lived assets, the fair value of derivative financial instruments, and the adequacy of reserves associated with accounts receivable and retail inventory.

Revenue Recognition
      The Company derives revenues from four primary sources: (1) advertising revenue for commercial spots aired on the Company’s networks, (2) distribution revenue from cable system and satellite operators (distributors), (3) retail sales of consumer products, and (4) educational product and service sales.
      Advertising revenue is recorded net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. Distribution revenue is recognized over the service period, net of launch incentives and other vendor consideration. Retail revenues are recognized either at the point-of-sale or upon

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
product shipment. Educational product and service sales are generally recognized ratably over the term of the agreement or as the product is delivered.

Advertising Costs
      The Company expenses advertising costs as incurred. The Company incurred advertising costs of $208.6 million, $170.3 million and $140.2 million in 2005, 2004 and 2003.

Cash and Cash Equivalents
      Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. The Company had $3.9 million and $4.3 million in restricted cash included in other assets as of December 31, 2005 and 2004. Book overdrafts representing outstanding checks in excess of funds on deposit are a component of accounts payable and total $40.9 million, $12.1 million in 2005 and 2004.

Derivative Financial Instruments
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. From time to time, the Company uses financial instruments designated as a cash flow hedge of a forecasted transaction to hedge its exposures to interest rate risks. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. Substantially all of the Company’s financial instruments were not designated as a hedge in 2005, and none were designated as a hedge in 2004 and 2003.

Inventories
      Inventories are carried at the lower of cost or market and include inventory acquisition costs. Cost is determined using the weighted average cost method.

Content Rights
      Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company evaluates the net realizable value of content by considering the fair value of the underlying produced and co-produced content and the net realizable values of the licensed content.
      The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC, Animal Planet, and The Travel Channel) in the United States, and a straight-line basis over three to five years for developing networks in the United States and all International networks. The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all International networks, developing networks in the United States and educational ventures. The costs of content for educational ventures are amortized straight-line over a three to seven year period.
      All produced and co-produced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of three to seven years for equipment, furniture and fixtures, five to forty years for building structure and construction, and six to thirteen years for satellite transponders. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases, beginning on the date the asset is put into use. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

Capitalized Software Costs
      All capitalized software costs are for internal use. Capitalization of software development costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized software is amortized on a straight-line basis over its estimated useful lives of one to five years. Unamortized capitalized software costs totaled $59.1 million and $55.2 million at December 31, 2005 and 2004. The Company capitalized software costs of $23.2 million, $28.6 million, and $18.3 million in 2005, 2004 and 2003. Amortization of capitalized software costs totaled $19.3 million, $18.4 million, and $15.5 million during 2005, 2004 and 2003. Write-offs of capitalized software totaled $4.0 million in 2004; there were no write-offs for capitalized software costs during 2005 and 2003.

Recoverability of Long-Lived Assets, Goodwill, and Intangible Assets
      The Company periodically reviews the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, including deferred launch incentives, to determine whether an impairment may exist. Goodwill impairment is determined by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other intangible assets are determined based on discounted cash flows, market multiples, or comparable assets as appropriate. Generally, the Company’s reporting units and asset groups consist of the individual networks or other operating units.
      The determination of recoverability of goodwill and other intangible and long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

Deferred Launch Incentives
      Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Obligations for performance-based arrangements are recorded when performance thresholds have been achieved. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $74.1 million, $98.4 million and $122.7 million in 2005, 2004 and 2003.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation
      The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of stockholders’ deficit in accumulated other comprehensive income.

Long-term Compensation Programs
      Prior to October 2005, the Company maintained two unit-based, long-term incentive plans. Under these plans, unit awards, which vest over a period of years, were granted to eligible employees and increased or decreased in value based on a specified formula of Company business metrics. The Company accounted for these units similar to stock appreciation rights and applied the guidance in FASB Interpretation Number 28, “Accounting for Stock Issued to Employees,” (FIN 28). Accordingly, the Company adjusted compensation expense for changes in the accrued value of these awards over the period outstanding.
      During August 2005, the Company discontinued one of its long-term incentive plans and settled all amounts with cash payments. In October 2005, the Company established a new long-term incentive plan for certain eligible employees. Substantially all participants in the remaining plan redeemed their vested units for cash payment and received units in the new plan.
      Under the new plan, eligible employees receive unit awards indexed to the price of Class A Discovery Holding Company (DHC) stock. As the units are indexed to the equity of another entity, the Company treats the units similar to a derivative, marking to fair value each reporting period. The Company attributes compensation expense for the new awards on a straight-line basis; the Company attributes compensation expense for the partially vested units by continuing to apply the FIN 28 model that was utilized over the awards’ original vesting periods. Once units are fully vested, the Company recognizes all mark-to-mark adjustments in each period as compensation expense.
      The Company classifies as a current liability 75% of the intrinsic value of the units that are vested or will become vested within one year. This amount corresponds to the value potentially payable should all participants separate from the Company. Upon voluntary termination of employment, the Company distributes 75% of unit benefits. The remainder is paid at the one-year anniversary of termination date.

Mandatorily Redeemable Interests in Subsidiaries
      Mandatorily redeemable interests in subsidiaries are initially recorded at fair value. For those instruments with an estimated redemption value, the Company accretes or decretes to the estimated redemption value ratably over the period to the redemption date. Accretion and decretion are recorded as a component of minority interest expense. For instruments with a specified rate of return, the Company records interest expense as earned.

Treasury Stock
      Treasury stock is accounted for using the cost method. The repurchased shares are held in treasury and are presented as if retired. Treasury stock activity for the three years ended December 31, 2005 is presented in the Consolidated Statements of Stockholders’ Deficit.

Income Taxes
      Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will not be realized.

Revisions
      The 2004 and 2003 Statements of Cash Flows have been revised for foreign currency effects on changes in cash, which had previously been included as a component of other non-cash items, minority interest contributions, which had previously been included as a component of investing cash flows, and dividends from equity investments, which had previously been included as a component of investing cash flows, to conform to the 2005 presentation. The 2004 Balance Sheet has been revised to include deferred rent, which had previously been included as a component of accounts payable and accrued liabilities, as a component of other long-term liabilities.

3.	Supplemental Disclosures to Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Cash paid for acquisitions:
Fair value of assets acquired	$400	$21,414	$50,509
Net liabilities assumed	—	(4,196)	(3,968)
Cash paid for acquisitions, net of cash acquired	400	17,218	46,541
Cash paid for interest	171,151	166,584	162,904
Cash paid for income taxes	27,678	28,999	32,395

4.	Business Combinations
      During 2004, the Company completed two acquisitions in its Education division, in which the Company acquired customer lists valued at $14.6 million and covenants not to compete valued at $0.6 million, which are being amortized over their useful lives of three years.
      During 2003, the Company completed two acquisitions, one in its Education division and one in its International Networks division. In connection with these acquisitions, the Company acquired customer lists valued at $27.7 million, which are being amortized over their useful lives of three years. The Company also acquired deferred launch incentives valued at $16.7 million. Of these, $13.2 million are being amortized over the five-year term of the agreements, and $3.5 million relate to a penalty for non-renewal in 2008. If no renewal is effectuated in 2008, the acquiree will refund the Company. If renewed, the Company will amortize this amount over the renewal period.
      During 2005, changes in goodwill result solely from fluctuations in foreign currency. Purchase price in excess of the fair value of the assets and liabilities acquired of $1.1 million and $6.0 million was recorded to goodwill in 2004 and 2003.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

5.	Content Rights

	December 31,

Content Rights,	2005	2004

	(In thousands)
Produced content rights
Completed	$1,339,705	$1,099,483
In process	122,366	100,086
Co-produced content rights
Completed	792,184	698,758
In process	53,704	38,575
Licensed content rights
Acquired	225,769	189,662
Prepaid	3,371	4,232

Content rights, at cost	2,537,099	2,130,796
Accumulated amortization	(1,305,986)	(1,052,839)

Content rights, net	1,231,113	1,077,957
Current portion, licensed content rights	(55,125)	(50,578)

Non-current portion	$1,175,988	$1,027,379

      Amortization of content rights was $601.1 million, $494.2 million and $413.9 million in 2005, 2004 and 2003, and is recorded as a component of cost of revenue.
      The Company estimates that approximately 91% of unamortized costs of content rights at December 31, 2005 will be amortized within the next three years. The Company expects to amortize $471.7 million of unamortized content rights, not including in-process and prepaid productions, during the next twelve months.

6.	Property and Equipment

	December 31,

Property and Equipment,	2005	2004

	(In thousands)
Equipment and software	$347,667	$344,525
Land	28,781	28,781
Buildings	157,896	136,088
Furniture, fixtures, leasehold improvements and other	187,589	160,418
Assets in progress	16,824	60,806

Property and equipment, at cost	738,757	730,618
Accumulated depreciation and amortization	(341,179)	(350,328)

Property and equipment, net	$397,578	$380,290

      The cost and accumulated depreciation of satellite transponders under capital leases were $23.5 million and $7.0 million at December 31, 2005, and $23.5 million and $4.1 million at December 31, 2004. Depreciation and amortization of property and equipment, including equipment under capital lease, was $85.0 million, $85.4 million and $86.4 million in 2005, 2004 and 2003.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      During 2005, the Company completed construction of a media uplink facility and transferred the final asset balances for building and furniture costs of $24.0 million and equipment costs of $24.0 million from assets in progress.

7.	Sale of Equity Investments and Long-lived Assets
      In January 2005, the Company recorded a gain of $12.8 million as a component of other non-operating expenses for the sale of certain equity investments, previously accounted for under the cost method. The gain represents the difference between the proceeds received and the net book value of the investments.
      In 2004, the Company recorded a net gain of $22.0 million on the sale of certain television technology patents. The transaction closed in August 2004, and the gain represents the sale price less costs to sell. The Company expensed all of the costs to develop this technology in prior years.

8.	Goodwill and Intangible Assets

	December 31,

Goodwill and Intangible Assets,	2005	2004

	(In thousands)
Goodwill	$254,989	$257,460
Trademarks	12,327	13,383
Customer lists, net of amortization of $111,954 and $86,406	38,561	64,109
Non-compete and other, net of amortization of $41,107 and $43,021	24,207	33,068
Representation rights, net of amortization of $69,886 and $60,528	67,843	77,201

Goodwill and intangible assets, net	$397,927	$445,221

      Goodwill and trademarks are not amortized. Customer lists are amortized on a straight-line basis over the estimated useful lives of three to seven years. Non-compete assets are amortized on a straight-line basis over the contractual term of three to seven years. Other intangibles are amortized on a straight-line basis over the estimated useful lives of three to ten years. Representation rights are amortized on a straight-line basis over the contractual term of fifteen years.
      During 2004, the Company reduced its estimate of certain pre-acquisition contingencies associated with certain contractual distribution arrangements acquired as part of the acquisition of FitTV (f.k.a. The Health Network). These revisions resulted in a reduction of goodwill of $8.0 million at December 31, 2004.
      The Company has the exclusive right to represent BBC America (“BBCA”), a cable network, in sales, marketing, distribution and other operational activities through 2013. As a part of this agreement, the Company will receive a percentage of revenues earned and collected by BBCA during the representation term. The cost of acquiring the representation rights is being amortized on a straight-line basis over the fifteen-year term of the agreement, and is reported as a reduction of other revenue.
      Amortization of intangible assets, including the BBC Representation rights, totaled $45.0 million, $41.8 million and $33.8 million in 2005, 2004 and 2003.
      The Company estimates that unamortized costs of intangible assets at December 31, 2005 will be amortized over the next five years as follows: $41.2 million in 2006, $28.7 million in 2007, $20.1 million in 2008, $9.7 million in 2009, and $9.7 million in 2010.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

9.	Investments
      The following table outlines the Company’s joint ventures and the method of accounting during 2005:

Accounting
Affiliates:	Method

Joint Ventures with the British Broadcasting Corporation (“BBC”):
JV Programs LLC (“JVP”)	Consolidated
Joint Venture Network LLC (“JVN”)	Consolidated
Animal Planet United States (see Note 11)	Consolidated
Animal Planet Europe	Consolidated
Animal Planet Latin America	Consolidated
People & Arts Latin America	Consolidated
Animal Planet Asia	Consolidated
Animal Planet Japan (“APJ”)	Consolidated
Animal Planet Canada	Equity
Other Ventures:
Discovery Times Channel (see Note 11)	Consolidated
Discovery Canada	Equity
Discovery Japan	Equity
Discovery Health Canada	Equity
Discovery Kids Canada	Equity
Discovery Civilization Canada	Equity
Meteor Studios	Equity

Joint Ventures with the BBC
      The Company and the BBC have formed several cable and satellite television network joint ventures, JVP, a venture to produce and acquire factual based content, and JVN, a venture to provide debt funding to these joint ventures.
      In addition to its own funding requirements, the Company has assumed the BBC funding requirements, giving the Company preferential cash distribution with these ventures. The Company controls substantially all of the ventures and consolidates them accordingly. However, as the BBC does not have risk of loss, no losses were allocated to minority interest for consolidated joint ventures with the BBC, and the Company recognizes both its own and the BBC’s share of earnings in the equity method venture with the BBC.
      In connection with the adoption of FIN 46R, the Company concluded that JVP and APJ are VIEs and the Company is the primary beneficiary. Therefore, on January 1, 2005, the Company began consolidating these entities, which had fair value net asset balances of $58.0 million, combined. There is no minority interest for JVP; minority interest for APJ is a benefit of $1.4 million and is reported as a component of minority interest expense. Previously, the Company has accounted for JVP and APJ under the equity method of accounting. Other equity investments do not require consolidation as either they are not VIEs, or in the event that they are VIEs, the Company is not the primary beneficiary.

Variable Interest Entities
      The Company is a partner in other international joint venture cable and satellite television networks in which the Company has a variable interest. The Company’s funding to these joint ventures totaled

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
$0.2 million, $3.3 million and $7.5 million during 2005, 2004 and 2003. At December 31, 2005, the Company’s maximum exposure to loss as a result of its involvement with these joint ventures is the $11.5 million investment book value and future operating losses, should they occur, of these joint ventures that the Company is obligated to fund. These joint ventures have no third party debt.
      Combined financial information of the Company’s unconsolidated ventures (amounts do not reflect eliminations of activity with the Company):

	Year Ended December 31,

Operating Results,	2005	2004	2003

	(In thousands)
Net Revenue	$111,872	$163,630	$145,786
Income from operations	41,934	26,201	13,278
Net income	24,634	8,688	1,155

	December 31,

Balance Sheets,	2005	2004

	(In thousands)
Current assets	$68,529	$68,554
Total assets	80,365	136,703
Current liabilities	24,204	21,817
Total liabilities	33,578	46,683
Total shareholders’ equity or partners’ capital	46,787	90,020

10.	Long-Term Debt

	December 31,

Long-Term Debt,	2005	2004

	(In thousands)
$1,000.0 Term Loan, due quarterly December 2008 to October 2010	$1,000,000	$—
$1,555.0 Revolving Loan, due October 2010	103,000	—
$2,500.0 Term Loan and Revolving Loans, paid 2005	—	1,488,000
7.81% Senior Notes, semi annual interest, due March 2006	300,000	300,000
8.06% Senior Notes, semi annual interest, due March 2008	180,000	180,000
7.45% Senior Notes, semi annual interest, due September 2009	55,000	55,000
8.37% Senior Notes, semi annual interest, due March 2011	220,000	220,000
8.13% Senior Notes, semi annual interest, due September 2012	235,000	235,000
Senior Notes, semi annual interest, due December 2012	90,000	—
6.01% Senior Notes, semi annual interest, due December 2015	390,000	—
Obligations under capital leases	23,910	25,125
Other notes payable	—	4,898

Total long-term debt	2,596,910	2,508,023
Current portion	(6,470)	(9,736)

Non-current portion	$2,590,440	$2,498,287

      In October 2005, the Company refinanced its syndicated bank credit agreement, replacing the existing Term Loan and the Revolving Loans, with principal payments beginning in 2007 and final maturity in 2009, with a new Term Loan and Revolving Facility, with principal payments beginning in 2008 and final maturity

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
in 2010. In November 2005, the Company modified the outstanding unsecured Senior Notes. In December 2005, the Company issued two series of unsecured Senior Notes, $90.0 million of floating rate Senior Notes due December 2012 and $390.0 million of 6.01% Senior Notes due December 2015. The Company capitalized $4.8 million in deferred financing costs as a result of these transactions. The Company expensed $4.2 million in capitalized costs as a component of interest expense associated with the refinancing of the previous credit arrangement. The Company intends to borrow additional funds available under the expanded Revolving Facility to refinance the $300.0 million 7.81% Senior Notes due March 2006; as a result, the Company has classified the outstanding amount as long-term debt.
      In June 2004, the Company refinanced the Term Loan and the Revolving Facility, maturing in 2004 and 2005, with a new Term Loan and Revolving Facility. The Company capitalized $8.5 million in deferred financing costs as part of the new Term Loan and Revolving Facility and expensed $6.3 million in capitalized costs associated with the previous Term Loan and Revolving Facility.
      All Term and Revolving Loans are unsecured. Interest, which is payable quarterly at a minimum, is based on the London Interbank Offered Rate (“LIBOR”) or prime rate plus a margin based on the Company’s leverage ratios. The weighted average interest rate on these facilities was 5.3% and 3.7% at December 31, 2005 and 2004, and the interest rate averaged 4.41% and 2.8% during 2005 and 2004. The cost of the Revolving Facility includes a fee on the revolving commitment (ranging from 0.1% to 0.3%) based on the Company’s leverage ratios. The interest rate on the floating rate Senior Notes was 5.33% through the period and at December 31, 2005. The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt.
      The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments. The Company was in compliance with all debt covenants at December 31, 2005.
      Future principal payments under the current debt arrangements, excluding obligations under capital leases and other notes payable, are as follows: $320 million in 2006, none in 2007, $242.5 million in 2008, $430 million in 2009 and $645.5 million in 2010, and $935.0 million from 2011 to 2015. Future minimum payments under capital leases are as follows: $6.5 million in 2006, $5.7 million in 2007, $3.8 million in 2008, $3.8 million in 2009, $1.5 million in 2010 and $6.9 million thereafter.

11.	Mandatorily Redeemable Interests in Subsidiaries

	December 31,

Mandatorily Redeemable Interests in Subsidiaries,	2005	2004

	(In thousands)
Discovery Times	$106,862	$125,763
FitTV (f.k.a. The Health Network)	—	92,874
Animal Planet LLC	80,000	50,000
Animal Planet LP	48,840	48,730
People & Arts Latin America and Animal Planet Channel Group	36,800	2,200

Mandatorily redeemable interests in subsidiaries	$272,502	$319,567

Discovery Times
      In April 2002, the Company sold a 50% interest in Discovery Times Channel to the New York Times (“NYT”) for $100 million. Due to the NYT’s redemption rights, this transaction resulted in no gain or loss to the Company. The NYT has the right in April 2006, to put its interest back to the Company for a value

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
determined by a specified formula, with a floor of $80 million and a ceiling of $135 million. The Company accretes or decretes the mandatorily redeemable interest in a subsidiary through the redemption date to its estimated redemption value, never decreting below the NYT’s estimated minority interest. The Company updates its estimate of the redemption value and estimated minority interest each period and based on its most recent calculations, the Company will ratably adjust to an amount representing the NYT’s calculated minority interest of $103.1 million. The Company recorded decretion of $19.5 million in 2005 and accretion of $1.3 million and $7.0 million to minority interest expense in 2004 and 2003.
      After 2006, the NYT has certain other protective rights that, if triggered and not cured, could require the Company to repurchase the NYT’s interest for a value determined by a specified formula.

FitTV (f.k.a. The Health Network)
      Fox Entertainment Group (FEG) had the right, from December 2003 to February 2004, to put its FitTV interests back to the Company. In December 2003, FEG notified the Company of its intention to put its interest in FitTV back to the Company. The Company acquired this interest for approximately $92.9 million in 2005. The Company recorded decretion of $1.1 million in 2004 and recorded accretion of $8.5 million in 2003 to minority interest expense.

Animal Planet LLC
      In April 2004, the BBC notified the Company of its intention to put its interest in Animal Planet LLC back to the Company. The estimated redemption value of this interest is $80.0 million based on current negotiated terms. The Company has recorded accretion of $30.0 million and $50.0 million in 2005 and 2004 to minority interest expense.

Animal Planet LP
      One of the Company’s stockholders holds 44,000 senior preferred partnership units of Animal Planet LP (“APLP”) that have a redemption value of $44.0 million and carry a rate of return ranging from 8.75% to 13%. Payments are made quarterly and totaled $4.6 million, $4.6 million and $5.8 million during 2005, 2004 and 2003. APLP’s senior preferred partnership units may be called by APLP during the period January 2007 through December 2011 for $44.0 million, and may be put to the Company by the holder beginning in January 2012 for $44.0 million. At December 31, 2005, and 2004, the Company has recorded this security at the redemption value of $44.0 million plus accrued returns of $4.8 million and $4.7 million. Preferred returns are recorded as a component of interest expense and aggregated $4.7 million in 2005, 2004 and 2003.

People & Arts Latin America and Animal Planet Channel Group
      The BBC has the right, upon a failure of the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America), the Channel Groups, to achieve certain financial performance benchmarks to put its interests back to the Company for a value determined by a specified formula. The Company accretes or decretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the 2005 redemption date. The redemption value estimate is based on a contractual formula utilizing projected results of each network within the channel group. Based on calculated performance benchmarks, the BBC has the right to put. Although this right has not been exercised, the BBC has 90 days following the valuation of the Channel Groups by an independent appraiser to exercise this right. The Company has estimated a redemption value of $36.8 million at December 31, 2005. Accretion to the redemption value has been recorded as a component of minority interest expense of $34.6 million and $2.2 million in 2005 and 2004.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

Discovery Health Channel (DHC)
      During the second quarter of 2004, Comcast put its DHC interests back to the Company for $148.9 million. The Company recorded accretion of $5.1 million to minority interest expense in 2004.

12.	Stockholder Put Right
      In June 2003, the Company’s founder, John Hendricks, put 215 outstanding shares of Class A Common Stock to the Company in exchange for $55.3 million. Concurrent with this transaction, outstanding loans, secured by Mr. Hendricks’ shares and vested compensation units, of $23.6 million to Mr. Hendricks were repaid to the Company with interest. Prior to this purchase, the value of these shares had been recorded as redeemable common stock and changes in value had been recorded to stockholders’ deficit.
      The Company received a third party valuation in connection with the transactions. The valuation reflected a lower value for the Company than had been previously estimated and, as a result, the Company decreased the carrying value of the stock by $13.7 million and reduced compensation expense recorded in prior years associated with the loans by $2.3 million in connection with the settlement.

13.	Commitments and Contingencies

	Year Ending December 31,

Future Minimum Payments,	Leases	Content	Other	Total

	(In thousands)
2006	$63,403	$260,653	$73,401	$397,457
2007	64,818	59,762	74,308	198,888
2008	60,816	56,959	52,779	170,554
2009	42,610	52,488	22,711	117,809
2010	34,382	45,144	18,830	98,356
Thereafter	169,385	43,942	11,861	225,188

Total	$435,414	$518,948	$253,890	$1,208,252

      Expenses recorded in connection with operating leases, including rent expense, were $142.1 million, $127.8 million and $128.7 million for the years ended December 31, 2005, 2004 and 2003. The Company receives contributions from certain landlords to fund leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Certain of the Company’s leases provide for rental rates that increase or decrease over time. The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company’s deferred rent balance was $29.8 million and $15.6 million at December 31, 2005 and 2004. The lease term begins on the date the Company has access to the leased property.
      In August 2005, the Company subleased rented property and guaranteed third party performance under the lease. The guarantee for the $7.6 million value of the lease is full and unconditional.
      In connection with the long-term distribution agreements for certain of its European cable networks, the Company is committed to pay a satellite system operator 25% to 49% of the increase in value of these networks, if any, prior to the termination of the contract on December 31, 2006. The value of the networks, and the Company’s liability thereon, are materially impacted by the terms of future renewed distribution agreements with the satellite system operator. The Commitment was designed as an incentive to enter into a renewed agreement. However, the Company is currently unable to predict the terms and conditions of any renewal of the distribution agreements. The Company has recorded a liability associated with this arrangement based on the estimated value of the networks at the termination of the agreement if no renewal is in

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
place and adjusts such liability each period for changes in value. However, if the current distribution agreement is renewed before the expiration of the existing agreement, amounts to be paid in 2007 to this system operator could be significantly higher than amounts currently accrued. The Company will record the effect of a renewed distribution agreement when such terms are in place.
      The Company is solely responsible for providing financial, operational and administrative support to the JVP, JVN, Animal Planet United States, Animal Planet Latin America, People & Arts Latin America, Animal Planet Asia, and Animal Planet Europe ventures and has committed to do so through at least fiscal 2006.
      The Company is involved in litigation incidental to the conduct of its business. In addition, the Company is involved in negotiations with organizations holding the rights to music used in the Company’s content. As global music rights societies evolve, the Company uses all information available to estimate appropriate obligations. During 2005, DCI analyzed its music rights reserves and recorded a net reduction to cost of revenue of approximately $11.0 million. The Company believes the reserves related to these music rights are adequate and does not expect the outcome of such litigation and negotiations to have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

14.	Employee Savings Plans
      The Company maintains employee savings plans, defined contribution savings plans and a Supplemental Deferred Compensation Plan for certain management employees, together the “Savings Plans.” The Company contributions to the Savings Plans were $8.2 million, $6.8 million and $5.5 million during 2005, 2004 and 2003.

15.	Long-term Incentive Plans
      Prior to October 2005, the Company maintained two unit-based, long-term incentive plans with substantially similar terms. Units were awarded to eligible employees following their one-year anniversary of hire and vested 25% per year thereafter. Upon exercise, participants received the increase in value from the date of issuance. The value of the units was based on changes in the Company’s value as estimated by an external investment-banking firm utilizing a specified formula of Company business metrics. The average assumptions used in the valuation model included adjusted projected operating cash flows segregated by business group. The valuation also included a business group specific discount rate and terminal value based on business risk. The intrinsic value for unit appreciation had been recorded as compensation expense over the period the units were outstanding.
      In August 2005, the Company discontinued one of its plans, which resulted in the full vesting and cash redemption of units at the December 31, 2004 valuation, including a 25% premium on appreciated value. In October 2005, the Company established a new long-term incentive plan. At inception of the plan, eligible participants in the remaining plan chose to either continue in that plan or to redeem their vested units at the December 31, 2004 valuation and receive partially vested units in the new plan. Substantially all participants in the prior plan redeemed their vested units and received partially vested units in the new plan. Certain eligible employees were granted new units in the new plan.
      Units partially vested in the new plan have vesting and appreciation similar to units in the old plan. New units awarded vest 25% per year. The units in the new plan are indexed to the market price of Class A DHC stock. Every two years, one quarter of the units awarded will expire and the employee will receive a cash payment for the increase in value throughout an eight-year period after the grant date. The Company has authorized the issuance of up to 31.9 million units under this plan.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      Upon voluntary termination of employment, the Company distributes 75% of the intrinsic value of the participant’s vested units, as participants are required to comply with post-employment obligations for one year in order to receive remaining benefits. There were no payments during 2005 related to the new plan.
      Compensation expense under the prior plans was $20.4 million, $68.8 million, and $101.7 million in 2005, 2004 and 2003. The Company’s cash disbursements under the prior plans aggregated $325.8 million, $45.9 million and $27.9 million during 2005, 2004 and 2003. The accrued value of units based on the Company’s vesting schedule was $322.4 million at December 31, 2004.
      The following table summarizes information about unit transactions (units in millions) for prior plans:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Units	Price	Units	Price	Units	Price

Outstanding at January 1	25.6	$24.10	19.1	$18.18	17.2	$15.12
Units exchanged	(7.8)	34.31	—	—	—	—
Units granted	0.5	37.35	8.7	34.22	4.1	29.02
Units redeemed/cancelled	(18.3)	20.53	(2.2)	13.49	(2.2)	14.18

Outstanding at December 31	—	—	25.6	24.10	19.1	18.18

Vested at December 31	—	$—	17.5	$19.76	16.5	$16.65

      The fair value of the units issued under the new plan has been determined using the Black-Scholes option-pricing model. The weighted average assumptions used in the Black-Scholes model are a risk-free interest rate of 4.36%, a contractual term of 4.75 years, an expected volatility of 30.36%, and a dividend yield of zero. The expected volatility represents the calculated volatility of the DHC stock price over each of the various contractual terms. As a result of the limited trading history of the DHC stock, this amount was determined based on an analysis of DHC’s industry peer group over the corresponding periods.
      All units under the new plan were granted on October 1, 2005 with a weighted average grant date fair value of $5.83. The weighted average fair value of units outstanding is $6.63 at December 31, 2005. Compensation expense in connection with the new plan was $29.1 million in 2005, including $12.8 million related to the exchange of partially vested units from the prior plan. This charge reflects the difference between the fair value of the award and the intrinsic value of the award attributable to prior vesting. The accrued fair value of units outstanding under the new plan was $45.5 million at December 31, 2005.
      The Company has classified as a current liability $20.7 million for the intrinsic value of units that are or will become fully vested and potentially payable in the next twelve months. The aggregate intrinsic value of units outstanding at December 31, 2005 is $50.1 million. At December 31, 2005, there was $115.0 million of unrecognized compensation cost related to unvested units, which the Company expects to recognize over a weighted average period of 2.9 years.
      During 2005, 7.8 million units, with a weighted average grant price of $12.77, were granted to replace units exchanged from the prior plan, and the Company granted 16.4 million new units, with a weighted average grant price of $15.81. No units from the new plan were redeemed or cancelled.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes information about unit awards outstanding at December 31, 2005 (units in millions):

	Outstanding		Vested

		Weighted Average		Weighted Average
	Number of	Remaining Years of	Number of	Remaining Years of
Unit Price	Units	Contractual Life	Units	Contractual Life

$3.48	0.1	4.75	0.1	4.75
$7.06	0.6	4.75	0.3	2.75
$12.52	5.2	4.75	1.6	3.75
$15.81	18.3	4.74	—	—

Total	24.2	4.74	2.0	3.60

Unit Appreciation and Incentive Agreement
      As part of his long-term incentive plan with the Company, the Company’s Founder, John Hendricks, had a 10-year incentive agreement with the Company that granted him a cash award equal to 1.6% of the difference between the Company’s value at December 31, 1993 and December 31, 2003 for his services as Chairman and Chief Executive Officer during the period. This cash award was paid out to Mr. Hendricks in two installments, one in December 2003 and one in February 2004. The final determination of value was based on an appraisal from an investment banking firm using a consistent valuation methodology both at the beginning and the end of the 10-year term. The estimated change in value of this incentive was recorded as a component of compensation expense during the term of the agreement.

16.	Income Taxes

	Year Ended December 31,

Income Tax Expense,	2005	2004	2003

	(In thousands)
Current
Federal	$(1,479)	$(231)	$2,813
State	(3,205)	3,952	6,722
Foreign	57,644	32,556	22,970

Total current income tax provision	52,960	36,277	32,505

Deferred
Federal	95,098	95,761	33,963
State	16,298	7,723	5,175
Foreign	(3,851)	—	—

Total deferred income tax expense	107,545	103,484	39,138

Change in valuation allowance	1,838	2,038	3,142

Total income tax expense	$162,343	$141,799	$74,785

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

	December 31,

	2005		2004

Deferred Income Tax Assets and Liabilities	Current	Non-Current	Current	Non-Current

	(In thousands)
Assets
Loss carryforwards	$43,470	$61,974	$1,148	$20,090
Compensation	15,185	12,432	102,595	22,745
Accrued expenses	17,769	—	26,474	—
Reserves and allowances	10,392	463	8,720	10,132
Tax credits	—	3,823	4,330	—
Derivative financial instruments	—	7,052	—	16,979
Investments	—	86,039	—	69,729
Intangibles	—	41,401	—	31,627
Other	3,689	11,732	3,066	8,342

	90,505	224,916	146,333	179,644
Valuation allowance	—	(21,392)	—	(19,554)

Total deferred income tax assets	90,505	203,524	146,333	160,090

Liabilities
Accelerated depreciation	—	(11,948)	—	(20,908)
Programming costs	—	(109,009)	—	—
Foreign currency translation	—	(4,103)	—	(13,687)
Unrealized gains on investments	—	(1,920)	—	(720)
Other	(1,740)	(7,228)	(1,727)	(10,102)

Total deferred income tax liabilities	(1,740)	(134,208)	(1,727)	(45,417)

Deferred income tax assets, net	$88,765	$69,316	$144,606	$114,673

	Year Ended December 31,

Reconciliation of Effective Tax Rate,	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate arising from:
State income taxes, net of Federal benefit	3.0	2.4	7.9
Foreign income taxes, net of Federal benefit	9.3	6.4	12.2
Other	3.1	2.0	(0.9)

Effective income tax rate	50.4%	45.8%	54.2%

      The Company has Federal operating loss carryforwards of $231.1 million that begin to expire in 2021 and state operating loss carryforwards of $682.9 million in various state jurisdictions available to offset future taxable income that expire in various amounts through 2025. The Company also has $3.8 million of alternative minimum tax credits that do not have an expiration date.
      Deferred tax assets are reduced by a valuation allowance relating to the state tax benefits attributable to net operating losses in certain jurisdictions where realizability is not more likely than not.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)

17.	Financial Instruments

Derivative Financial Instruments
      The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.
      The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instrument contracts include a combination of swaps, caps, collars, and other structured instruments to modify interest rate exposure. At December 31, 2005, the variable to fixed interest rate instruments have a notional principal amount of $1,200 million and have a weighted average interest rate of 5.82%. At December 31, 2005, the fixed to variable interest rate agreements have a notional principal amount of $225 million and have a weighted average interest rate of 8.39%. At December 31, 2005, the Company held an unexercised option to extend an interest rate swap contract with a notional amount of $375 million at a fixed rate of 5.28% and an unexercised interest rate swap put right held by a bank had a notional amount of $25.0 million at a fixed rate of 5.44%. As a result of unrealized mark to market adjustments, the Company recorded $29.1 million, $44.1 million and $21.6 million in gains on these instruments during 2005, 2004 and 2003. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.
      The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2005, the notional amount of foreign exchange derivative contracts was $91.4 million. As a result of unrealized mark to market adjustments, the Company recognized $2.3 million, $0.4 million and $0.1 million in losses on these instruments during 2005, 2004 and 2003. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.
      During 2005 the Company entered into several treasury locks to hedge a forecasted debt financing transaction. The value of the hedges at closing was $3.3 million. These derivatives received hedge accounting treatment and the balance has been recorded as a component of Other Comprehensive Income (Loss), net of taxes and amortization to interest expense.

Fair Value of Financial Instruments
      The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Investments are carried at fair value and fluctuations in fair value are recorded through other comprehensive income. Losses on investments that are other than temporary declines in value are recorded in the statement of operations.
      The carrying amount of the Company’s borrowings was $2,597 million and the fair value was $2,674 million at December 31, 2005. The carrying amount of the Company’s borrowings was $2,508 million and the fair value was $2,616 million at December 31, 2004.
      The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company’s short and long-term derivative instruments is $(19.8) million at December 31, 2005; 6.5%, 38.6%, 35.2%, 2.4%, 6.7% and 10.6% of these derivative instrument contracts will expire in 2006, 2007, 2008, 2009, 2010 and thereafter. The fair value of the Company’s derivative instruments totaled $(44.8) million at December 31, 2004.

Discovery Communications, Inc.
Notes to Consolidated Financial Statements — (Continued)
      The fair value of derivative contracts was estimated by obtaining interest rate and volatility market data from brokers. As of December 31, 2005, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company’s portfolio by approximately $7.7 million.

Credit Concentrations
      The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.
      The Company’s trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2005 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

18.	Related Party Transactions
      The Company identifies related parties as investors and their consolidated businesses, equity investment companies, and executive management. The most significant transactions with related parties result from companies that distribute networks, produce content, or provide media uplink services. Gross revenue earned from related parties was $73.7 million, $71.8 million and $209.2 million in 2005, 2004 and 2003. Accounts receivable from these entities were $17.0 million and $10.9 million at December 31, 2005 and 2004. Purchases from related parties totaled $71.4 million, $133.2 million, and $164.7 million in 2005, 2004, and 2003; of these $23.1 million, $91.0 million and $101.1 million relate to capitalized assets. Amounts payable to these parties totaled $2.3 million and $4.3 million at December 31, 2005 and 2004.

19.	Subsequent event
      In December 2005, the Company signed an agreement to acquire 98% of a free-to-air channel in Germany. The purchase has several significant contingencies for completion. However, the Company expects to complete the purchase during the 1st Quarter of 2006. The estimated purchase price of the acquisition is €50.0 million, approximately $60.0 million, including distribution arrangements and other assets.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY HOLDING COMPANY

By: /s/ Charles Y. Tanabe

Charles Y. Tanabe
Senior Vice President and
General Counsel
Dated: March 23, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Director and Chief Executive Officer	March 23, 2006

/s/ Robert R. Bennett Robert R. Bennett	Director and President	March 23, 2006

/s/ Paul A. Gould Paul A. Gould	Director	March 23, 2006

/s/ M. LaVoy Robison M. LaVoy Robison	Director	March 23, 2006

/s/ J. David Wargo J. David Wargo	Director	March 23, 2006

/s/ David J.A. Flowers David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	March 23, 2006

/s/ Christopher W. Shean Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	March 23, 2006

INDEX TO EXHIBITS
 2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
 3 — Articles of Incorporation and Bylaws:

3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
 4 — Instruments Defining the Rights of Securities Holders, including Indentures:

4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).
4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:

10.1	The Shareholders Agreement, dated as of November 30, 1991 (the ‘Stockholders’ Agreement”), by and among Discovery Communications, Inc. (“Discovery”), Cox Discovery, Inc. (“Cox”), NewsChannels TDC Investments, Inc. (“NewChannels”), TCI Cable Education, Inc. (“TCID”) and John S. Hendricks (“Hendricks”) (incorporated by reference to Exhibit 10.1 to the Form 10).
10.2	First Amendment to the Stockholders’ Agreement, dated as of December 20, 1996, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Newhouse Broadcasting Corporation ( the successor to NewChannels), TCID, Hendricks and for the purposes stated therein only, LMC Animal Planet, Inc. (“LMC”) and Liberty Media Corporation, a Colorado corporation (“Liberty”) (incorporated by reference to Exhibit 10.2 to the Form 10).
10.3	Second Amendment to the Stockholders’ Agreement, dated as of September 7, 2000, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Advance/Newhouse Programming Partnership (the successor to NewChannels), LMC Discovery, Inc. (formerly known as TCID) and Hendricks (incorporated by reference to Exhibit 10.3 to the Form 10).
10.4	Third Amendment to the Stockholders’ Agreement, dated as of September, 2001, by and among Discovery, Cox, NewChannels, TCID, Hendricks and Advance Programming Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Form 10).
10.5	Fourth Amendment to the Stockholders’ Agreement, dated as of June 23, 2003, by and among Discovery, Cox NewChannels, TCID, Liberty Animal, Inc. (the successor in interest to LMC) for the purposes stated in the First Amendment to the Stockholders’ Agreement, and Hendricks (incorporated by reference to Exhibit 10.5 to the Form 10).
10.6	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.7	Discovery Holding Company 2005 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10).
10.8	Discovery Holding Company 2005 Non-Employee Director Plan (incorporated by reference to Exhibit 10.8 to the Form 10).
10.9	Discovery Holding Company Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.9 to the Form 10).
10.10	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).

10.11	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.12	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.13	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.14	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21	Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d-14(a) Certification, filed herewith.
32	Section 1350 Certification, filed herewith.