Form 10-Q
period 2006-03-31
Discovery Holding CO
filed 2006-05-10
CIK 1320482

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 000-51205

                           DISCOVERY HOLDING COMPANY
             (Exact name of Registrant as specified in its charter)

              STATE OF DELAWARE                                  20-2471174
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

           12300 LIBERTY BOULEVARD
             ENGLEWOOD, COLORADO                                   80112
   (Address of principal executive offices)                      (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (720) 875-4000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
filer [X]

     Indicate by check mark whether the Registrant is a shell company as defined
in Rule 12b-2 of the Exchange Act.  Yes [ ]     No [X]

     The number of outstanding shares of Discovery Holding Company's common stock as of April 28, 2006 was:

                 Series A common stock 268,114,869 shares; and
                    Series B common stock 12,086,093 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DISCOVERY HOLDING COMPANY

                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                               March 31,     December 31,
                                                                 2006            2005
                                                             -------------   -------------
                                                                 amounts in thousands
Assets
Current assets:
     Cash and cash equivalents                               $     150,821         250,352
     Trade receivables, net                                        142,583         134,615
     Prepaid expenses                                               14,763          10,986
     Other current assets                                            4,426           4,433
                                                             -------------   -------------
          Total current assets                                     312,593         400,386
     Investments in marketable securities                           49,175             - -
     Investment in Discovery Communications, Inc.
          ("Discovery") (note 8)                                 3,042,322       3,018,622
     Property, plant, and equipment, net                           259,104         256,245
     Goodwill (note 7)                                           2,165,961       2,133,518
     Other assets, net                                              20,226          10,465
                                                             -------------   -------------
          Total assets                                       $   5,849,381       5,819,236
                                                             =============   =============


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $      31,897          26,854
     Accrued payroll and related liabilities                        24,898          21,651
     Other accrued liabilities                                      22,914          23,949
     Deferred revenue                                               16,326          17,491
                                                             -------------   -------------
          Total current liabilities                                 96,035          89,945
Deferred income tax liabilities                                  1,140,780       1,131,505
Other liabilities                                                   21,556          22,361
                                                             -------------   -------------
          Total liabilities                                      1,258,371       1,243,811
                                                             -------------   -------------

Commitments and contingencies (note 9)

Stockholders' equity:
     Preferred stock, $.01 par value. Authorized 50,000,000
       shares; no shares issued                                        - -             - -
     Series A common stock, $.01 par value. Authorized
       600,000,000 shares; issued and outstanding
       268,094,869 shares at March 31, 2006 and 268,097,442
       shares at December 31, 2005                                   2,681           2,681
     Series B common stock, $.01 par value. Authorized
       50,000,000 shares; issued and outstanding 12,106,093
       shares at March 31, 2006 and December 31, 2005                  121             121
     Series C common stock, $.01 par value. Authorized
       600,000,000 shares; no shares issued                            - -             - -
     Additional paid-in capital                                  5,712,850       5,712,304
     Accumulated deficit                                        (1,126,206)     (1,137,821)
     Accumulated other comprehensive earnings (loss)                 1,564          (1,860)
                                                             -------------   -------------
          Total stockholders' equity                             4,591,010       4,575,425
                                                             -------------   -------------
          Total liabilities and stockholders' equity         $   5,849,381       5,819,236
                                                             =============   =============

See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

   Condensed Consolidated Statements of Operations and Comprehensive Earnings
                                  (unaudited)

                                                               Three months ended
                                                                    March 31,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                              amounts in thousands
Net revenue                                                   $ 153,568     174,290
Operating expenses:
     Cost of services                                            97,599     110,854
     Selling, general, and administrative (including
      stock-based compensation of $546,000 and $213,000 in
      2006 and 2005, respectively) (note 3)                      43,171      43,798
     Depreciation and amortization                               15,655      16,761
                                                              ---------   ---------
                                                                156,425     171,413
                                                              ---------   ---------
     Operating income (loss)                                     (2,857)      2,877
Other income:
     Share of earnings of Discovery (note 8)                     21,173      22,814
     Other, net                                                   1,950         322
                                                              ---------   ---------
                                                                 23,123      23,136
                                                              ---------   ---------
     Earnings before income taxes                                20,266      26,013
Income tax expense                                               (8,651)     (9,188)
                                                              ---------   ---------
     Net earnings                                                11,615      16,825
                                                              ---------   ---------
Other comprehensive earnings (loss), net of taxes:
     Foreign currency translation adjustments                     2,637      (5,341)
     Unrealized holding gains arising during the period             787          39
                                                              ---------   ---------
     Other comprehensive earnings (loss)                          3,424      (5,302)
                                                              ---------   ---------
Comprehensive earnings                                        $  15,039      11,523
                                                              =========   =========
Basic and diluted earnings per common share (note 4)          $     .04         .06
                                                              =========   =========

See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2006           2005
                                                              ------------   ------------
                                                                 amounts in thousands
                                                                       (note 5)
Cash flows from operating activities:
  Net earnings                                                $     11,615         16,825
  Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization                                15,655         16,761
       Stock-based compensation                                        546            213
       Share of earnings of Discovery                              (21,173)       (22,814)
       Deferred income tax expense                                   8,293          8,898
       Other non-cash charges (credits), net                           353            (75)
  Changes in assets and liabilities (net of acquisitions):
       Trade receivables                                            (4,836)        (2,807)
       Prepaid expenses and other current assets                    (4,012)         2,710
       Payables and other liabilities                                3,827         (8,706)
                                                              ------------   ------------
            Net cash provided by operating activities               10,268         11,005
                                                              ------------   ------------
Cash flows from investing activities:
  Capital expenditures                                             (13,802)       (20,921)
  Net purchases of marketable securities                           (49,175)           - -
  Cash paid for acquisitions, net of cash acquired                 (46,793)           - -
  Other investing activities, net                                      (27)         2,217
                                                              ------------   ------------
            Net cash used in investing activities                 (109,797)       (18,704)
                                                              ------------   ------------
Cash flows from financing activities:
  Net cash transfers from Liberty Media Corporation                    - -          1,242
  Other financing activities, net                                       (2)            (3)
                                                              ------------   ------------
          Net cash provided (used) by financing activities              (2)         1,239
                                                              ------------   ------------
          Net decrease in cash and cash equivalents                (99,531)        (6,460)
Cash and cash equivalents at beginning of period                   250,352         21,641
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $    150,821         15,181
                                                              ============   ============

See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

            Condensed Consolidated Statement of Stockholders' Equity

                       Three months ended March 31, 2006
                                  (unaudited)

                                                                                                        Accumulated
                                                    Common stock            Additional                     other
                               Preferred   ------------------------------    paid-in     Accumulated   comprehensive
                                 stock     Series A   Series B   Series C    capital       deficit     income (loss)     Total
                               ---------   --------   --------   --------   ----------   -----------   -------------   ---------
                                                                     amounts in thousands
Balance at January 1, 2006     $    - -       2,681        121        - -   5,712,304    (1,137,821)       (1,860)     4,575,425
  Net earnings                      - -         - -        - -        - -         - -        11,615           - -         11,615
  Other comprehensive
     earnings                       - -         - -        - -        - -         - -           - -         3,424          3,424
  Stock compensation                - -         - -        - -        - -         546           - -           - -            546
                               --------    --------   --------   --------   ---------    ----------      --------      ---------
Balance at March 31, 2006      $    - -       2,681        121        - -   5,712,850    (1,126,206)        1,564      4,591,010
                               ========    ========   ========   ========   =========    ==========      ========      =========

See accompanying notes to condensed consolidated financial statements.

                           DISCOVERY HOLDING COMPANY

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2006
                                  (unaudited)

(1)     BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements of Discovery Holding Company ("DHC" or the "Company") represent a combination of the historical financial information of (1) Ascent Media Group, LLC ("Ascent Media"), a wholly-owned subsidiary of Liberty Media Corporation ("Liberty"), and Liberty's 50% ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (the "Spin Off") described in note 2 and (2) DHC and its consolidated subsidiaries for the period following such date. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC's historical financial statements are presented in a manner similar to a pooling of interest.

       Ascent Media is comprised of three operating divisions or groups. Ascent Media's Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage, and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. The Networks Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the Networks Services group provides systems integration, design, consulting, engineering and project management services.

       Substantially all of the assets of AccentHealth, LLC were acquired by DHC in January 2006. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide.

       Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

       The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

       The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company's consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

                           DISCOVERY HOLDING COMPANY

(2)     SPIN OFF TRANSACTION

       On July 21, 2005 (the "Spin Off Date"), Liberty completed the spin off of the capital stock of DHC to the holders of Liberty common stock. The Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Approximately 268.1 million shares of DHC Series A common stock and 12.1 million shares of DHC Series B common stock were issued in the Spin Off. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction.

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

       The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company's allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

       Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company is responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or (ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off Date, with respect to any transaction pursuant to which any of the other shareholders in Discovery would acquire shares of, or other interests in DHC's capital stock, in each case relating to the qualification of the Spin Off as a tax-free transaction.

(3)     STOCK-BASED COMPENSATION

       As a result of the Spin Off and related adjustments to Liberty's stock incentive awards, options ("Spin Off DHC Awards") to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights ("SARs") to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. Pursuant to the Reorganization Agreement, DHC is responsible for all stock options related to DHC

                           DISCOVERY HOLDING COMPANY
       common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. Notwithstanding the foregoing, the Company records stock-based compensation for all stock incentive awards held by DHC's and its subsidiaries' employees regardless of whether such awards relate to DHC common stock or Liberty common stock. Any stock-based compensation recorded by DHC with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital.

       In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("Statement 123R"). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

       The Company adopted Statement 123R effective January 1, 2006. The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. The Company has adopted Statement 123R using the modified prospective method, and will include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

       Liberty calculated the grant-date fair value for all of its awards using the Black-Scholes Model. Liberty calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20% - 21%). Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company has allocated the grant-date fair value of the Liberty awards to the Spin Off DHC Awards based on the relative trading prices of DHC and Liberty common stock after the Spin Off.

       No DHC options were granted or exercised during the three months ended March 31, 2006. As of March 31, 2006, the total compensation cost related to unvested equity awards was $2.3 million. Such amount will be recognized in the Company's consolidated statements of operations through 2009.

       Prior to the adoption of Statement 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price and was recognized on a straight-line basis over the vesting period.

       The following table illustrates the effect on net earnings for the three months ended March 31, 2005 as if the fair-value-based method of Statement 123R had been applied to all outstanding and unvested awards. Compensation expense for SARs was the same under APB Opinion No. 25 and Statement 123R. Accordingly, no pro forma adjustment

                           DISCOVERY HOLDING COMPANY
       for such awards is included in the following table (amounts in thousands, except per share amounts).

                                                               Three months
                                                                  ended
                                                                March 31,
                                                                   2005
                                                               ------------
Net earnings, as reported                                      $     16,825
Add:
       Stock-based employee compensation expense included in
          reported net earnings, net of taxes                           566
Deduct:
       Stock-based employee compensation expense determined
          under fair value based method for all awards, net
          of taxes                                                   (1,466)
                                                               ------------
            Pro forma net earnings                             $     15,925
                                                               ============
Pro forma basic and diluted earnings per share:
       As reported                                             $        .06
                                                               ============
       Pro forma for fair value stock compensation             $        .06
                                                               ============

(4)     EARNINGS PER COMMON SHARE

       Basic earnings per common share ("EPS") is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2006 is 279,950,000 and the weighted average number of shares outstanding for periods prior to the Spin Off Date is 280,199,000 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2006 and 2005, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5)     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                          Three months ended
                                                              March 31,
                                                         --------------------
                                                           2006        2005
                                                         ---------   --------
                                                         amounts in thousands
Cash paid for acquisitions:
     Fair value of assets acquired                       $  48,264        - -
     Net liabilities assumed                                (1,471)       - -
                                                         ---------   --------
       Cash paid for acquisitions, net of cash acquired  $  46,793        - -
                                                         =========   ========

(6)     ACQUISITION

       ACCENTHEALTH
       Effective January 27, 2006, a subsidiary of DHC acquired substantially all of the assets of AccentHealth, LLC's healthcare media business ("AccentHealth") for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide. The Company recorded

                           DISCOVERY HOLDING COMPANY
       goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Such amounts are preliminary and are subject to adjustment pending completion of the Company's purchase price allocation process. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media's existing networks group.

       For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC.

(7)     GOODWILL

       Goodwill is comprised of the following:

                                                   March 31,    December 31,
                                                     2006           2005
                                                  -----------   ------------
                                                     amounts in thousands
Goodwill
  Creative Services Group                         $   106,599       106,599
  Media Management Services Group                      93,402        93,402
  Network Services Group                              194,960       162,517
  Discovery                                         1,771,000     1,771,000
                                                  -----------   -----------
     Total goodwill                               $ 2,165,961     2,133,518
                                                  ===========   ===========

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

(8)     INVESTMENT IN DISCOVERY

       The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

       DHC's carrying value for Discovery was $3,042,322,000 at March 31, 2006. In addition, as described in note 7, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

                           DISCOVERY HOLDING COMPANY

       Summarized financial information for Discovery is as follows:

       CONSOLIDATED BALANCE SHEETS

                                                   March 31,    December 31,
                                                     2006           2005
                                                  -----------   ------------
                                                     amounts in thousands
Cash and cash equivalents                         $    54,293        34,491
Other current assets                                  820,747       796,878
Property and equipment, net                           399,705       397,578
Goodwill and intangible assets                        444,270       397,927
Programming rights, long term                       1,185,785     1,175,988
Other assets                                          334,243       371,758
                                                  -----------   -----------
  Total assets                                    $ 3,239,043     3,174,620
                                                  ===========   ===========
Current liabilities                               $   546,397       692,465
Long term debt                                      2,748,402     2,590,440
Other liabilities                                     108,406       101,571
Mandatorily redeemable equity in subsidiaries         270,796       272,502
Stockholders' deficit                                (434,958)     (482,358)
                                                  -----------   -----------
  Total liabilities and stockholders' deficit     $ 3,239,043     3,174,620
                                                  ===========   ===========

       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended
                                                          March 31,
                                                  --------------------------
                                                     2006           2005
                                                  -----------   ------------
                                                     amounts in thousands
Revenue                                           $   659,601       601,471

Cost of revenue                                      (240,342)     (218,259)
Selling, general and administrative                  (274,348)     (234,758)
Equity-based compensation                              (5,169)      (22,867)
Depreciation and amortization                         (30,135)      (28,821)
                                                  -----------   -----------

  Operating income                                    109,607        96,766

Interest expense                                      (49,006)      (44,908)
Other income, net                                      10,005        27,400
Income tax expense                                    (28,259)      (33,629)
                                                  -----------   -----------

  Net earnings                                    $    42,347        45,629
                                                  ===========   ===========

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

(10)   RELATED PARTY TRANSACTIONS

       Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying condensed consolidated statements of operations. In addition, certain

                           DISCOVERY HOLDING COMPANY
       general and administrative and other expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $634,000 and $1,242,000 for the three months ended March 31, 2006 and 2005, respectively.

       Ascent Media provides services such as satellite uplink, systems integration, origination, and post-production to Discovery. Revenue recorded by Ascent Media for these services for the three months ended March 31, 2006 and 2005 aggregated $6,768,000 and $9,274,000, respectively.

(11)   INFORMATION ABOUT OPERATING SEGMENTS

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

       Based on the foregoing criteria, the Company's business units have been aggregated into five reportable segments: the Creative Services Group, the Media Management Services Group, and the Network Services Group, which are all operating segments of Ascent Media, Corporate and other, and Discovery, which is an equity affiliate.

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

       The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less operating expenses and selling, general and administrative expense (excluding stock and other equity-based compensation). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization and stock and other equity-based compensation that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by

                           DISCOVERY HOLDING COMPANY
       operating activities and other measures of financial performance prepared in accordance with GAAP.

       The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

       Summarized financial information concerning the Company's reportable segments is presented in the following tables:

                                                   Media
                                     Creative    Management    Network                                 Equity
                                     Services     Services    Services    Corporate   Consolidated   affiliate-
                                       Group       Group      Group (1)   and Other      total       Discovery
                                     ---------   ----------   ---------   ---------   ------------   ----------
                                                                amounts in thousands
Three months ended March 31, 2006
  Revenue from external customers    $  73,482     25,602       54,484         - -       153,568       659,601
  Operating cash flow                $  13,176      1,255        9,796     (10,883)       13,344       144,911
  Capital expenditures               $   3,881      1,714        7,603         604        13,802         7,344
  Total assets                       $ 300,479    181,733      373,102    4,994,067    5,849,381     3,239,043

Three months ended March 31, 2005
  Revenue from external customers    $  74,228     28,776       71,286         - -       174,290       601,471
  Operating cash flow                $  13,051      3,691       15,006     (11,897)       19,851       148,454
  Capital expenditures               $   4,499      5,261       10,249         912        20,921        35,459

---------------------------

(1) Included in Network Services Group revenue is broadcast services revenue of $38,736,000 and $35,912,000 and systems integration revenue of $15,748,000 and $35,374,000 for the three months ended March 31, 2006 and 2005, respectively.

       The following table provides a reconciliation of segment operating cash flow to earnings before income taxes.

                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                          2006         2005
                                                        ---------   ----------
                                                         amounts in thousands
         Segment operating cash flow                    $  13,344       19,851
         Stock-based compensation                            (546)        (213)
         Depreciation and amortization                    (15,655)     (16,761)
         Share of earnings of Discovery                    21,173       22,814
         Other, net                                         1,950          322
                                                        ---------   ----------
         Earnings before income taxes                   $  20,266       26,013
                                                        =========   ==========

       Information as to the Company's operations in different geographic areas is as follows:

                                                          Three months ended
                                                               March 31,
                                                         ---------------------
                                                           2006        2005
                                                         ---------   ---------
                                                         amounts in thousands
         Revenue
           United States                                 $ 116,189     132,499
           United Kingdom                                   32,080      37,283
           Other countries                                   5,299       4,508
                                                         ---------   ---------
                                                         $ 153,568     174,290
                                                         =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing strategies, integration of acquired businesses, new service offerings, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties, and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

       The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

       We are a holding company and our businesses and assets include Ascent Media and AccentHealth, which we consolidate, and a 50% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery's revenue is not reflected in the revenue we report in our financial statements. In addition to the foregoing assets, immediately prior to the Spin Off, Liberty transferred to a subsidiary of our company $200 million in cash. The Spin Off was effected on July 21, 2005 as a distribution by Liberty to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock, respectively. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free spin off. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.

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

       In 2006, Ascent Media continues to focus on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the feature film and television production industry. With facilities in the U.S., the United Kingdom and Asia, Ascent Media also hopes to increase its services to multinational companies. The challenges that Ascent Media faces include (i) differentiating its products and services to help maintain or increase operating margins and (ii) financing capital expenditures for equipment and other items to satisfy customers' desire for services using the latest technology.

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

ACQUISITION

       Effective January 27, 2006, one of our subsidiaries acquired substantially all of the assets of AccentHealth, LLC's healthcare media business for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results since the date of acquisition.

OPERATING CASH FLOW

       We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation). We believe this is an important indicator of the operational strength and performance of our businesses, including their ability to invest in ongoing capital expenditures and service any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization and stock and other equity-based compensation, that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of operating cash flow to earnings before income taxes.

RESULTS OF OPERATIONS

       Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of the results of Ascent Media and AccentHealth and our 50% share of earnings of Discovery.

       Ascent Media's creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. The media management services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the media management services group includes Ascent Media's digital services group, which is developing new products and services for studios, networks, producers, advertisers and distributors to create, repurpose and distribute digital media. The network services group's revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via freight, fiber, satellite and the Internet. Additionally, the group earns revenue by providing systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 30% of the network services group's revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months. Approximately 70% of the network services group's revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

       Corporate related items and expenses are reflected in Corporate and Other, below.

                                                        Three months ended
                                                             March 31,
                                                       ---------------------
                                                         2006        2005
                                                       ---------   ---------
                                                       amounts in thousands
Segment Revenue
Creative services group                                $  73,482      74,228
Media management services group                           25,602      28,776
Network services group                                    54,484      71,286
Corporate and other                                          - -         - -
                                                       ---------   ---------
                                                       $ 153,568     174,290
                                                       =========   =========
Segment Operating Cash Flow
Creative services group                                $  13,176      13,051
Media management services group                            1,255       3,691
Network services group                                     9,796      15,006
Corporate and other                                      (10,883)    (11,897)
                                                       ---------   ---------
                                                       $  13,344      19,851
                                                       =========   =========

       Revenue. Total revenue decreased 11.9% for the three months ended March 31, 2006, as compared to the corresponding prior year period. The creative services group revenue decreased $746,000 or 1% for the three month period. This decrease is due to a decline in feature film services provided in the U.K., lower sound services revenue in the U.S. and unfavorable changes in foreign currency exchange rates, partially offset by higher commercial and television revenue in the U.S. The media management services group revenue decreased $3,174,000 or 11.0% for the three month period. This decrease in revenue was a result of a decline from traditional media services, lower lab revenue, lower DVD compression and authoring work in the U.S. and the impact of changes in foreign currency rates of $638,000, offset by increases in library and traditional media services in the U.K. The network services group revenue decreased $16,802,000 or 23.6% for the three months ended March 31, 2006. This decrease is due to fewer systems integration projects resulting in a drop in revenue of $19,626,000, distribution contract terminations in the U.K. of $1,849,000 and changes in foreign currency exchange rates of $977,000. These decreases were partially offset by higher revenue due to the acquisition of AccentHealth of $2,890,000, as well as higher staffing and post production revenue in the U.S. and Singapore of $2,387,000.

       Cost of Services. Cost of services decreased 12.0% for the three months ended March 31, 2006, as compared to the corresponding prior year period. This decrease is attributed to the revenue declines and the impact of changes in foreign currency rates of $1,587,000 partially offset by the AccentHealth acquisition which contributed $1,293,000 in cost of services for the three month period. As a percent of revenue, cost of services remained consistent at 63.6% year over year.

       Selling, General and Administrative. Ascent Media's selling, general and administrative expenses ("SG&A") decreased $1,304,000 or 3.1% for the three months ended March 31, 2006 as compared to the corresponding prior year period. This decrease is primarily due to lower Ascent Media corporate expenses and the impact of changes in foreign currency rates of $895,000, partially offset by higher staffing costs in the networks services group. Although Ascent Media's SG&A expenses decreased in 2006, they increased as a percent of revenue from 24.3% to 26.7% due to the fixed-cost nature of a large percentage of these expenses.

       Corporate and Other operating cash flow (which includes DHC corporate general and administrative expenses of $1,586,000 and $1,242,000 for the three months ended March 31, 2006 and 2005, respectively) improved $1,014,000 in 2005 primarily due to lower Ascent Media corporate expenses.

       Depreciation and Amortization. The changes in depreciation and amortization expense for the three months ended March 31, 2006 are due to a combination of capital expenditures, acquisitions and assets becoming fully depreciated.

       Stock-Based Compensation. In 2001, Ascent Media granted to certain of its officers and employees stock options (the "Ascent Media Options") with exercise prices that were less than the market price of Ascent Media common stock on the date of grant. The Ascent Media Options became exercisable for Liberty shares in connection with Liberty's 2003 acquisition of the Ascent Media outstanding common stock that it did not already own. Prior to January 1, 2006, we amortized the "in-the-money" value of these options over the 5-year vesting period. Certain Ascent Media employees also hold options and stock appreciation rights granted by companies acquired by Ascent Media in the past several years and exchanged for Liberty options and SARs. Prior to January 1, 2006 we recorded compensation expense for the SARs based on the underlying stock price and vesting of such awards.

       Effective January 1, 2006, we adopted Statement No. 123R. Statement No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability for our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

       As of March 31, 2006, the total compensation cost related to unvested equity awards was $2.3 million. Such amount will be recognized in our consolidated statements of operations through 2009.

       Share of Earnings of Discovery. Our share of earnings of Discovery decreased $1,641,000 or 7% for the three months ended March 31, 2006. This decrease is due to lower derivative gains and higher interest expense for Discovery in 2006, partially offset by higher operating income.

       We have provided a more detailed discussion of Discovery's results of operations below.

       Income Taxes. Our effective tax rate was 42.7% and 35.3% for the three months ended March 31, 2006 and 2005, respectively. Our income tax expense was higher than the federal income tax rate of 35% in 2006 due to state and foreign tax expense. In 2005, the effects of state and foreign tax expense were offset by a reduction in our valuation allowance.

       Net Earnings. Our net earnings decreased from $16,825,000 for the three months ended March 31, 2005 to $11,615,000 for the three months ended March 31, 2006. Such decrease is due to the aforementioned fluctuations in revenue and expenses.

LIQUIDITY AND CAPITAL RESOURCES

       Our primary sources of funds are cash on hand and cash flows from operating activities. During the three months ended March 31, 2006, our primary uses of cash were capital expenditures ($13,802,000) and cash paid for acquisitions ($46,793,000). Of the foregoing 2006 capital expenditures, $4,806,000 relates to the buildout of Ascent Media's existing facilities for specific customer contracts. The remainder of Ascent Media's capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. Ascent Media currently expects to spend an additional $42,000,000 for capital expenditures in 2006. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event new investment opportunities, additional capital expenditures or increased operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

       We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

DISCOVERY

       We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our financial statements we record our share of Discovery's net income or loss available to common shareholders and reflect this activity in one line item in our statement of operations as "Share of earnings of Discovery." The following financial information of Discovery for the three months ended March 31, 2006 and 2005 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery's operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery's management to prepare its own management's discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery's management had prepared it.

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

       The U.S. networks is Discovery's largest division which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America and BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery's retail chain store operations and other direct consumer marketing activities, as well as Discovery education, which was formed to manage Discovery's distribution of education content.

CONSOLIDATED RESULTS OF DISCOVERY

                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                           2006        2005
                                                        ----------   ---------
                                                         amounts in thousands
Revenue:
  Advertising                                           $  267,028     273,386
  Distribution                                             346,014     281,642
  Other                                                     46,559      46,443
                                                        ----------   ---------
     Total revenue                                         659,601     601,471
                                                        ----------   ---------
Expenses:
  Cost of revenue                                         (240,342)   (218,259)
  Selling, general and administrative ("SG&A") expense    (274,348)   (234,758)
                                                        ----------   ---------
       Operating cash flow                                 144,911     148,454
  Expenses arising from long-term incentive plans           (5,169)    (22,867)
  Depreciation and amortization                            (30,135)    (28,821)
                                                        ----------   ---------
       Operating income                                    109,607      96,766
Other income (expense):
  Interest expense, net                                    (49,006)    (44,908)
  Unrealized gains from derivative instruments, net          6,725      12,253
  Minority interests in consolidated subsidiaries            1,878       2,252
  Other                                                      1,402      12,895
                                                        ----------   ---------
       Income before income taxes                           70,606      79,258
  Income tax expense                                       (28,259)    (33,629)
                                                        ----------   ---------
       Net income                                       $   42,347      45,629
                                                        ==========   =========

BUSINESS SEGMENT RESULTS OF DISCOVERY

                                                          Three months ended
                                                              March 31,
                                                        ----------------------
                                                           2006        2005
                                                        ----------   ---------
                                                         amounts in thousands
Revenue:
  U.S. networks                                         $  443,434     416,126
  International networks                                   193,216     159,440
  Discovery commerce, education and other                   22,951      25,905
                                                        ----------   ---------
     Total revenue                                      $  659,601     601,471
                                                        ==========   =========
Operating Cash Flow:
  U.S. networks                                         $  152,117     147,436
  International networks                                    31,146      23,243
  Discovery commerce, education and other                  (38,352)    (22,225)
                                                        ----------   ---------
     Total operating cash flow                          $  144,911     148,454
                                                        ==========   =========

---------------------------

Note: Discovery commerce, education and other includes intercompany eliminations.

       Revenue. Discovery's consolidated revenue increased 10% for the three months ended March 31, 2006, as compared to the corresponding prior year period. Increased revenue was primarily due to 23% increase in distribution revenue offset by a 2% decrease in advertising revenue during the same period. Other revenue was relatively consistent as growth in Discovery's education business was offset by a decrease in store and licensing revenue within Discovery's commerce business.

       Distribution revenue grew 22% at the U.S. networks and 25% at the international networks. The increase in distribution revenue at the U.S. networks is due to an 11% increase in paying subscription units combined with contractual rate increases at most networks. Free viewing periods related to a number of U.S. networks, principally networks that are carried on the digital tier, began expiring in 2004 and Discovery is now recognizing distribution revenue for those networks. U.S. networks distribution revenue increases were also helped by reduced launch fee amortization, a contra-revenue item, as a result of extensions of certain affiliation agreements. Launch amortization at the U.S. networks declined from $20,193,000 during the three months ended March 31, 2005 to $18,726,000 in 2006 primarily due to these extensions. Increases in distribution revenue at the international networks were driven principally by increases in paying subscription units in Europe, Latin America and Asia, as well as the international joint venture channels combined with contractual rate increases in certain markets.

       The decrease in advertising revenue, which includes revenue from paid programming, was primarily due to a 6% decrease at the U.S. Networks, offset by a 16% increase at the international networks. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide. Advertising revenue at the U.S. networks decreased 6% due primarily to lower advertising sell-out rates combined with lower rates at certain networks. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 7% of total advertising revenue for each of the three-month periods ended March 31, 2006 and 2005.

       The change in other revenue is the net effect of a 32% increase in education revenue offset by a 9% or $2,299,000 decrease in commerce revenue. The decrease in commerce revenue was due to a 6% decrease in store revenue resulting from a 6% decrease in the number of stores, as Discovery continues to close nonprofitable stores, combined with a $1,413,000 reduction in domestic licensing revenue. The 32%, or $1,962,000, increase in education revenue is due to a 70% increase in streaming service revenue resulting from a 59% increase in the number of schools paying for the streaming service.

       Cost of Revenue. Cost of revenue increased 10% for the three months ended March 31, 2006, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was consistent at 36% for both the three months ended March 31, 2006 and 2005. The increase primarily resulted from higher programming expense due to continued investment across all U.S. networks in original productions and high profile specials.

       SG&A Expenses. SG&A expenses increased 17% for the three months ended March 31, 2006, as compared to the corresponding prior year period. SG&A expenses were relatively consistent at the U.S. networks and within the commerce group, but increased 26% at the international networks and more than doubled ($13,212,000 increase) at the education group. The increase at the international networks was caused by increases in personnel expense resulting from adding headcount as the business expands particularly in the U.K. and Europe combined with an increase in marketing expense associated with branding and awareness efforts, particularly in Europe, in association with the lifestyles category initiative. The increase at Discovery education is due to increases in personnel, overhead and marketing expenses to accommodate the growth of the business.

       Expenses Arising from Long-term Incentive Plans. Expenses arising from long-term incentive plans are related to Discovery's unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. In August 2005, Discovery discontinued one of its LTIPs and settled all amounts with cash. Discovery established a new LTIP in October 2005 (the "2005 LTIP Plan") for certain eligible employees pursuant to which participants in Discovery's remaining plan could elect to (1) continue in such plan or (2) exercise vested units and convert partially vested units to the 2005 LTIP Plan. Substantially all participants in the remaining plan redeemed their vested units and received partially vested units in the 2005 LTIP Plan. Certain eligible employees were also granted new units in the 2005 LTIP Plan. The value of units in the 2005 LTIP Plan is indexed to the value of DHC Series A common stock, and upon exercise, participants receive a cash payment based on the change in market price of DHC Series A common stock. Under the old plans, upon exercise, participants received a cash payment for the increase in value of the units from the unit value on the date of issuance determined by the year over year change in Discovery's aggregate equity value, using a consistent methodology. The appreciation in unit value of LTIP awards outstanding is recorded as compensation expense over the vesting periods. Compensation expense aggregated $5,169,000 for the three months ended March 31, 2006 compared to $22,867,000 for the same period in 2005. The decrease is primarily the result of the change in unit value determination for the 2005 LTIP Plan units. If the remaining vested LTIP awards at March 31, 2006 were exercised, the aggregate cash payments by Discovery would be approximately $9.6 million.

       Depreciation and Amortization. The increase in depreciation and amortization for the three months ended March 31, 2006 is due to an increase in new assets placed in service during 2005.

OTHER INCOME AND EXPENSE

       Interest Expense. The increase in interest expense for the three months ended March 31, 2006 is primarily due to an increase in interest rates during 2005 and 2006.

       Unrealized Gains from Derivative Instruments, net. Unrealized gains from derivative transactions relate primarily to Discovery's use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $6,725,000 and $12,253,000 in unrealized gains on these instruments during the three months ended March 31, 2006 and 2005, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

       Minority Interests in Consolidated Subsidiaries. Minority interest represents increases and decreases in the estimated redemption value of mandatory redeemable interests in subsidiaries which are initially recorded at fair value.

       Other. Other income in 2005 relates primarily to the gain on sale of one of Discovery's investments.

       Income Taxes. Discovery's effective tax rate was 40% and 42% for the three months ended March 31, 2006 and 2005, respectively. Discovery's effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

       Discovery used $24,193,000 and generated $28,317,000 of cash from operations during the three months ended March 31, 2006 and 2005, respectively. Discovery's use of cash from operations during the three months ended March 31, 2006 resulted from its operating cash flow offset by interest expense of $49,006,000 and working capital fluctuations. During the three months ended March 31, 2005, Discovery's cash provided by operations resulted from operating cash flow less interest expense of $44,908,000, payments associated with the company's long-term incentive plan in the amount of $18,171,000 and working capital changes.

       During the three months ended March 31, 2006, Discovery spent $7,344,000 on capital expenditures and paid $68,910,000 for business combinations, net of the cash acquired. During the three months ended March 31, 2005, Discovery paid $92,874,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $35,459,000 on capital expenditures. Subsequent to March 31, 2006, Discovery paid $80,000,000 to acquire additional mandatorily redeemable securities.

       In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, two revolving loan facilities and various senior notes payable. During the three months ended March 31, 2006 and 2005, net borrowings under debt facilities were $147,950,000 and $102,000,000, respectively. Total commitments of these facilities were $3,810,000,000 at March 31, 2006. Debt outstanding on these facilities aggregated $2,720,500,000 at March 31, 2006, providing excess debt availability of $1,089,500,000. Discovery's ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

       All term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at March 31, 2006.

       During 2006, including amounts discussed above, Discovery expects to spend approximately $115,000,000 for capital expenditures and $190,000,000 for interest expense. Payments to satisfy LTIP obligations are not expected to be significant in 2006. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

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

ITEM 4.  CONTROLS AND PROCEDURES

       In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

       There has been no change in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                           DISCOVERY HOLDING COMPANY

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on March 23, 2006.

ITEM 6.  EXHIBITS

       (a)      Exhibits

31.1  Rule 13a-14(a)/15d-14(a) Certification.
31.2  Rule 13a-14(a)/15d-14(a) Certification.
31.3  Rule 13a-14(a)/15d-14(a) Certification.
32    Section 1350 Certification.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DISCOVERY HOLDING COMPANY

Date:   May 10, 2006                     By:  /s/ Charles Y. Tanabe
                                           -------------------------------------
                                                Charles Y. Tanabe
                                                  Senior Vice President and
                                                     General Counsel

Date:   May 10, 2006                     By:  /s/ David J.A. Flowers
                                           -------------------------------------
                                                David J.A. Flowers
                                                  Senior Vice President
                                                     and Treasurer
                                                     (Principal Financial
                                              Officer)

Date:   May 10, 2006                     By:  /s/ Christopher W. Shean
                                           -------------------------------------
                                                Christopher W. Shean
                                                  Senior Vice President
                                                     and Controller
                                                     (Principal Accounting
                                              Officer)

                                 EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1  Rule 13a-14(a)/15d-14(a) Certification.
31.2  Rule 13a-14(a)/15d-14(a) Certification.
31.3  Rule 13a-14(a)/15d-14(a) Certification.
32    Section 1350 Certification.