Form 10-Q
period 2006-06-30
Discovery Holding CO
filed 2006-08-11
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-51205
DISCOVERY HOLDING COMPANY

(Exact name of Registrant as specified in its charter)

State of Delaware	20-2471174

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12300 Liberty Boulevard Englewood, Colorado	80112

(Address of principal executive offices)	(Zip Code)
                      Registrant’s telephone number, including area code: (720) 875-4000
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes      X      No
          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer             Accelerated filer             Non-accelerated filer      X
          Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes             No      X
          The number of outstanding shares of Discovery Holding Company’s common stock as of July 31, 2006 was:
Series A common stock 268,125,377 shares; and
Series B common stock 12,075,056 shares.

DISCOVERY HOLDING COMPANY Condensed Consolidated Balance Sheets (unaudited)
DISCOVERY HOLDING COMPANY Condensed Consolidated Statements of Operations and Comprehensive Earnings (unaudited)
DISCOVERY HOLDING COMPANY Condensed Consolidated Statements of Cash Flows (unaudited)
Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2006
Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification

DISCOVERY HOLDING COMPANY
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005

	amounts in thousands
Assets
Current assets:
Cash and cash equivalents	$152,793	250,352
Trade receivables, net	137,750	134,615
Prepaid expenses	10,787	10,986
Other current assets	5,148	4,433

Total current assets	306,478	400,386

Investments in marketable securities	50,661	—
Investment in Discovery Communications, Inc. (“Discovery” or “DCI”) (note 8)	3,076,720	3,018,622
Property, plant, and equipment, net	264,706	256,245
Goodwill (note 7)	2,166,709	2,133,518
Other assets, net	19,661	10,465

Total assets	$5,884,935	5,819,236

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,660	26,854
Accrued payroll and related liabilities	22,765	21,651
Other accrued liabilities	27,074	23,949
Deferred revenue	17,850	17,491

Total current liabilities	98,349	89,945

Deferred income tax liabilities	1,154,601	1,131,505
Other liabilities	20,461	22,361

Total liabilities	1,273,411	1,243,811

Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,125,906 shares at June 30, 2006 and 268,097,442 shares at December 31, 2005	2,681	2,681
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 12,075,056 shares at June 30, 2006 and 12,106,093 shares at December 31, 2005	121	121
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,713,282	5,712,304
Accumulated deficit	(1,112,472)	(1,137,821)
Accumulated other comprehensive earnings (loss)	7,912	(1,860)

Total stockholders’ equity	4,611,524	4,575,425

Total liabilities and stockholders’ equity	$5,884,935	5,819,236

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY
Condensed Consolidated Statements of Operations and Comprehensive Earnings
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in thousands

Net revenue	$165,789	178,019	319,357	352,309

Operating expenses:
Cost of services	109,623	115,590	207,222	226,444
Selling, general, and administrative, including stock-based compensation (note 3)	46,114	47,168	89,285	90,966
Depreciation and amortization	16,304	20,243	31,959	37,004

	172,041	183,001	328,466	354,414

Operating loss	(6,252)	(4,982)	(9,109)	(2,105)

Other income:
Share of earnings of Discovery (note 8)	30,345	15,396	51,518	38,210
Other, net	2,523	(305)	4,473	17

	32,868	15,091	55,991	38,227

Earnings before income taxes	26,616	10,109	46,882	36,122

Income tax expense	(12,882)	(6,082)	(21,533)	(15,270)

Net earnings	13,734	4,027	25,349	20,852

Other comprehensive earnings (loss), net of taxes:

Foreign currency translation adjustments	6,451	(2,681)	9,088	(8,022)
Unrealized holding gains (losses) arising during the period	(103)	572	684	611

Other comprehensive earnings (loss)	6,348	(2,109)	9,772	(7,411)

Comprehensive earnings	$20,082	1,918	35,121	13,441

Basic and diluted earnings per common share (note 4)	$.05	.01	.09	.07

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,

	2006	2005

	amounts in thousands
	(note 5)
Cash flows from operating activities:
Net earnings	$25,349	20,852
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,959	37,004
Stock-based compensation	987	3,617
Payments for stock-based compensation	—	(2,132)
Share of earnings of Discovery	(51,518)	(38,210)
Deferred income tax expense	20,176	14,291
Other non-cash charges (credits), net	165	(46)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(162)	4,875
Prepaid expenses and other current assets	33	4,751
Payables and other liabilities	5,054	(14,003)

Net cash provided by operating activities	32,043	30,999

Cash flows from investing activities:
Capital expenditures	(32,400)	(51,153)
Net purchases of marketable securities	(50,661)	—
Cash paid for acquisitions, net of cash acquired	(46,793)	—
Other investing activities, net	256	3,984

Net cash used in investing activities	(129,598)	(47,169)

Cash flows from financing activities:
Net cash transfers from Liberty Media Corporation	—	5,365
Other financing activities, net	(4)	(5)

Net cash provided (used) by financing activities	(4)	5,360

Net decrease in cash and cash equivalents	(97,559)	(10,810)

Cash and cash equivalents at beginning of period	250,352	21,641

Cash and cash equivalents at end of period	$152,793	10,831

See accompanying notes to condensed consolidated financial statements

DISCOVERY HOLDING COMPANY
Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2006
(unaudited)

							Accumulated
		Common stock			Additional		other	Total
	Preferred				paid-in	Accumulated	comprehensive	stockholders’
	stock	Series A	Series B	Series C	capital	deficit	income (loss)	equity

	amounts in thousands
Balance at January 1, 2006	$—	2,681	121	—	5,712,304	(1,137,821)	(1,860)	4,575,425
Net earnings	—	—	—	—	—	25,349	—	25,349
Other comprehensive earnings	—	—	—	—	—	—	9,772	9,772
Stock compensation	—	—	—	—	978	—	—	978

Balance at June 30, 2006	$—	2,681	121	—	5,713,282	(1,112,472)	7,912	4,611,524

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements of Discovery Holding Company (“DHC” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“Ascent Media”), a wholly-owned subsidiary of Liberty Media Corporation (“Liberty”), and Liberty’s 50% ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (the “Spin Off”) described in note 2 and (2) DHC and its consolidated subsidiaries (including its 50% share of Discovery’s earnings) for the periods following such date. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC’s historical financial statements are presented in a manner similar to a pooling of interests.

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

Substantially all of the assets of AccentHealth, LLC were acquired by a subsidiary of DHC in January 2006. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide.

Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets,

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

(2)	Spin Off Transaction

On July 21, 2005 (the “Spin Off Date”), Liberty completed the spin off of the capital stock of DHC. The Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Holders of Liberty common stock on July 15, 2005 received 0.10 of a share of DHC Series A common stock for each share of Liberty Series A common stock owned and 0.10 of a share of DHC Series B common stock for each share of Liberty Series B common stock owned. Approximately 268.1 million shares of DHC Series A common stock and 12.1 million shares of DHC Series B common stock were issued in the Spin Off. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free transaction.

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

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the Spin Off and cross indemnities. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company is responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or (ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off Date, with respect to any transaction pursuant to which any of the other stockholders in Discovery would acquire shares of, or other interests in DHC’s capital stock, in each case relating to the qualification of the Spin Off as a tax-free transaction.

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

(3)	Stock-Based Compensation

As a result of the Spin Off and related adjustments to Liberty’s stock incentive awards, options (“Spin Off DHC Awards”) to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. Pursuant to the Reorganization Agreement, DHC is responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. Notwithstanding the foregoing, the Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees regardless of whether such awards relate to DHC common stock or Liberty common stock. Any stock-based compensation recorded by DHC with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“Statement 123R”). Statement 123R, which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on transactions in which an entity obtains employee services. Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award). Statement 123R also requires companies to measure the cost of employee services received in exchange for an award of liability instruments (such as stock appreciation rights that will be settled in cash) based on the current fair value of the award, and to remeasure the fair value of the award at each reporting date.

The Company adopted Statement 123R effective January 1, 2006. The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. The Company has adopted Statement 123R using the modified prospective method, and will continue to include in its financial statements for periods that begin after December 31, 2005 pro forma information as though the standard had been adopted for all periods presented.

Liberty calculated the grant-date fair value for all of its awards using the Black-Scholes Model. Liberty calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20% — 21%). Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company has allocated the grant-date fair value of the Liberty awards to the Spin Off DHC Awards based on the relative trading prices of DHC and Liberty common stock after the Spin Off.

On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48. Such op-

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

tions vest one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share.

As of June 30, 2006, the following DHC options were outstanding and vested:

		Weighted		Weighted
		average		average
	DHC	exercise	DHC	exercise
	Series A	price	Series B	price

Outstanding	1,966,396	$15.42	2,996,525	$18.87

Exercisable	1,275,757	$16.54	2,876,465	$18.99

As of June 30, 2006, the total compensation cost related to unvested equity awards was $1.6 million. Such amount will be recognized in the Company’s consolidated statements of operations through 2009.

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

The following table illustrates the effect on net earnings for the three and six months ended June 30, 2005 as if the fair-value-based method of Statement 123R had been applied to all outstanding and unvested awards. Compensation expense for SARs was the same under APB Opinion No. 25 and Statement 123R. Accordingly, no pro forma adjustment for such awards is included in the following table.

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005

	amounts in thousands,
	except per share amounts
Net earnings, as reported	$4,027	20,852
Add:
Stock-based employee compensation expense included in reported net earnings, net of taxes	1,536	2,102
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,852)	(7,317)

Pro forma net earnings (loss)	$(289)	15,637

Pro forma basic and diluted earnings per share:
As reported	$.01	.07

Pro forma for fair value stock compensation	$--	.06

(4)	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for each of the three and six month periods

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

ended June 30, 2006 is 279,950,000, and the weighted average number of shares outstanding for periods prior to the Spin Off Date is 280,199,000 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2006 and 2005, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5)	Supplemental Disclosure of Cash Flow Information

	Six months ended
	June 30,

	2006	2005

	amounts in
	thousands
Cash paid for acquisitions:
Fair value of assets acquired	$48,264	—
Net liabilities assumed	(1,471)	—

Cash paid for acquisitions, net of cash acquired	$46,793	—

(6)	Acquisition

Effective January 27, 2006, a subsidiary of DHC acquired substantially all of the assets of AccentHealth, LLC’s healthcare media business (“AccentHealth”) for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Such amounts are preliminary and are subject to adjustment pending completion of the Company’s purchase price allocation process. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media’s existing networks group.

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC as part of the Network Services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC.

(7)	Goodwill

Goodwill is comprised of the following:

	June 30,	December 31,
	2006	2005

	amounts in thousands
Goodwill
Creative Services Group	$106,599	106,599
Media Management Services Group	93,402	93,402
Network Services Group	195,708	162,517
Discovery	1,771,000	1,771,000

Total goodwill	$2,166,709	2,133,518

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

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

DHC’s carrying value for Discovery was $3,076,720,000 at June 30, 2006. In addition, as described in note 7, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

Summarized financial information for DCI is as follows:

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

	amounts in thousands
Cash and cash equivalents	$77,511	34,491
Other current assets	877,771	796,878
Property and equipment, net	400,562	397,578
Goodwill and intangible assets	451,753	397,927
Programming rights, long term	1,231,216	1,175,988
Other assets	289,687	371,758

Total assets	$3,328,500	3,174,620

Current liabilities	$598,931	692,465
Long term debt	2,798,747	2,590,440
Other liabilities	104,984	101,571
Mandatorily redeemable equity in subsidiaries	191,999	272,502
Stockholders’ deficit	(366,161)	(482,358)

Total liabilities and stockholders’ deficit	$3,328,500	3,174,620

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

Consolidated Statements of Operations

	Six months ended June 30,

	2006	2005

	amounts in thousands
Revenue	$1,392,606	1,261,367
Cost of revenue	(485,404)	(441,400)
Selling, general and administrative	(571,730)	(487,702)
Equity-based compensation	(9,976)	(45,820)
Depreciation and amortization	(63,674)	(59,859)

Operating income	261,822	226,586
Interest expense	(99,805)	(85,210)
Other income (expense), net	16,567	(385)
Income tax expense	(75,549)	(64,571)

Net earnings	$103,035	76,420

(9)	Commitments and Contingencies

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

Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying condensed consolidated statements of operations. In addition, certain general and administrative and other expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $4,036,000 and $3,233,000 for the six months ended June 30, 2006 and 2005, respectively.

Ascent Media provides services such as satellite uplink, systems integration, origination, and post-production to Discovery. Revenue recorded by Ascent Media for these services for the six months ended June 30, 2006 and 2005 aggregated $13,878,000 and $17,095,000, respectively.

(11)	Information About Operating Segments

The Company’s chief operating decision maker, or his designee (the “CODM”), has identified the Company’s reportable segments based on (i) financial information reviewed by the CODM and (ii) those operating segments that represent more than 10% of the Company’s consolidated revenue or earnings before taxes. In addition, those equity investments whose share of earnings represent more than 10% of the Company’s earnings before taxes are considered reportable segments.

Based on the foregoing criteria, the Company’s business units have been aggregated into five reportable segments: the Creative Services Group, the Media Management Services Group, and the Network Services Group, which are all operating segments of Ascent Media, Corporate and other, and Discovery, which is an equity affiliate.

The Creative Services Group provides post-production services, which are comprised of services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

videos, promotional and identity campaigns and corporate communications programming. The Media Management Services Group provides (i) content storage services, which are comprised of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet; (ii) access to all forms of content, duplication and formatting services; (iii) language conversions and laybacks; (iv) restoration and preservation of old or damaged content; (v) mastering from motion picture film to high resolution or data formats; (vi) digital audio and video encoding services; and (vii) digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. The Network Services Group provides broadcast services, which are comprised of services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. AccentHealth is included in the Network Services Group broadcast services. Additionally, the Networks Services Group provides systems integration, design, consulting, engineering and project management services.

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

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

		Media
	Creative	Management	Network			Equity
	Services	Services	Services	Corporate	Consolidated	affiliate-
	Group	Group	Group (1)	and Other	total	Discovery

			amounts in thousands
Six months ended June 30, 2006
Revenue from external customers	$150,366	52,704	116,287	—	319,357	1,392,606
Operating cash flow (deficit)	$25,031	1,809	20,319	(23,322)	23,837	335,472
Capital expenditures	$8,353	4,101	18,656	1,290	32,400	25,775
Total assets	$300,664	181,845	374,050	5,028,376	5,884,935	3,328,500

Six months ended June 30, 2005
Revenue from external customers	$151,793	60,049	140,467	—	352,309	1,261,367
Operating cash flow (deficit)	$27,762	8,447	26,774	(24,467)	38,516	332,265
Capital expenditures	$10,197	11,877	26,450	2,629	51,153	60,629

(1)	Included in Network Services Group revenue is broadcast services revenue of $76,801,000 and $71,655,000 and systems integration revenue of $39,486,000 and $68,812,000 for the six months ended June 30, 2006 and 2005, respectively.

		Media
	Creative	Management	Network			Equity
	Services	Services	Services	Corporate	Consolidated	affiliate-
	Group	Group	Group (1)	and Other	total	Discovery

	amounts in thousands
Three months ended June 30, 2006
Revenue from external customers	$76,884	27,102	61,803	—	165,789	733,005
Operating cash flow (deficit)	$11,855	554	10,523	(12,439)	10,493	190,561
Capital expenditures	$4,472	2,387	11,053	686	18,598	18,431

Three months ended June 30, 2005
Revenue from external customers	$77,564	31,273	69,182	—	178,019	659,896
Operating cash flow (deficit)	$14,712	4,757	11,768	(12,572)	18,665	183,810
Capital expenditures	$5,697	6,616	16,201	1,718	30,232	25,170

(1)	Included in Network Services Group revenue is broadcast services revenue of $38,065,000 and $35,744,000 and systems integration revenue of $23,738,000 and $33,438,000 for the three months ended June 30, 2006 and 2005, respectively.

DISCOVERY HOLDING COMPANY
Notes to Condensed Consolidated Financial Statements, continued

The following table provides a reconciliation of segment operating cash flow to earnings before income taxes.

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in thousands
Segment operating cash flow	$10,493	18,665	23,837	38,516
Stock-based compensation	(441)	(3,404)	(987)	(3,617)
Depreciation and amortization	(16,304)	(20,243)	(31,959)	(37,004)
Share of earnings of Discovery	30,345	15,396	51,518	38,210
Other, net	2,523	(305)	4,473	17

Earnings before income taxes	$26,616	10,109	46,882	36,122

Information as to the Company’s operations in different geographic areas is as follows:

	Six months ended
	June 30,

	2006	2005

	amounts in thousands
Revenue
United States	$245,808	268,199
United Kingdom	62,446	74,967
Other countries	11,103	9,143

	$319,357	352,309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations
          Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing strategies, integration of acquired businesses, new service offerings, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but such statements necessarily involve risks and uncertainties, and there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film and television production;
•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;
•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;
•	continued consolidation of the broadband distribution and movie studio industries;
•	fluctuations in foreign currency exchange rates and political unrest in international markets;
•	uncertainties inherent in the development and integration of new business lines, acquired businesses and business strategies;
•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;
•	changes in distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;
•	rapid technological changes;
•	future financial performance, including availability, terms and deployment of capital;
•	the ability of suppliers and vendors to deliver products, equipment, software and services;
•	the outcome of any pending or threatened litigation;
•	availability of qualified personnel;
•	the possibility of an industry-wide strike or other job action by or affecting a major entertainment industry union;
•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;
•	changes in the nature of key strategic relationships with partners and joint venturers;
•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and
•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.
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

          The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Overview
          We are a holding company and our businesses and assets include Ascent Media and AccentHealth, which we consolidate, and a 50% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our consolidated financial statements. In addition to the foregoing assets, immediately prior to the Spin Off, Liberty transferred to a subsidiary of our company $200 million in cash. The Spin Off was effected on July 21, 2005 as a distribution by Liberty to holders of its Series A and Series B common stock of shares of our Series A and Series B common stock, respectively. The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and is intended to qualify as a tax-free spin off. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution.
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
          Our most significant asset is Discovery, in which we do not have a controlling financial interest. Discovery is a global media and entertainment company that provides original and purchased video programming in the U.S. and over 160 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States. We account for our interest in Discovery using the equity method of accounting. Accordingly, our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and liquidity below.
Acquisition
          Effective January 27, 2006, one of our subsidiaries acquired substantially all of the assets of AccentHealth, LLC’s healthcare media business for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in approximately 11,000 doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results since the date of acquisition.
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
          Ascent Media’s creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. The media management services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the media management services group includes Ascent Media’s digital services group, which is developing new products and services for studios, networks, producers, advertisers and distributors to create, repurpose and distribute digital media. The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via freight, fiber, satellite and the Internet. AccentHealth is included in the network services group broadcast services. Additionally, the group earns revenue by providing systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 30% of the network services group’s revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months. Approximately 70% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Cost of services and operating expenses consists primarily of production wages, facility costs, materials and other direct costs and selling, general and administrative expenses.

          Corporate related items and expenses are reflected in Corporate and Other, below.

	Three months ended		Six months ended
	June 30,		June 30,

	2006	2005	2006	2005

	amounts in thousands
Segment Revenue
Creative services group	$76,884	77,564	150,366	151,793
Media management services group	27,102	31,273	52,704	60,049
Network services group	61,803	69,182	116,287	140,467
Corporate and other	—	—	—	—

	$165,789	178,019	319,357	352,309

Segment Operating Cash Flow
Creative services group	$11,855	14,712	25,031	27,762
Media management services group	554	4,757	1,809	8,447
Network services group	10,523	11,768	20,319	26,774
Corporate and other	(12,439)	(12,572)	(23,322)	(24,467)

	$10,493	18,665	23,837	38,516

          Revenue. Total revenue decreased 6.9% and 9.4% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. The creative services group revenue decreased $680,000 and $1,427,000 for the three and six month periods, respectively. The decrease from prior year is due to the decline in television and feature film services in the U.K., lower feature visual effects due to a large one-time project in the prior year and the unfavorable changes in foreign currency exchange rates of $225,000 for the quarter and $1,121,000 for the year to date. The decline was partially offset by higher feature and television post production and feature sound editorial services in the U.S. The media management services group revenue decreased $4,171,000 and $7,345,000 for the three and six month periods, respectively. The decrease in revenue was primarily a result of lower traditional media, DVD and lab services in the U.S. from Ascent Media’s major customers. The decline in revenue was partially offset by higher syndication services in the U.S. and library services in the U.K. The network services group revenue decreased $7,379,000 and $24,180,000 for the three and six month periods, respectively. These decreases reflect a fewer number and smaller scope contracts in the systems integration group, a decline in services revenue due to a large one-time project in 2005, combined with the impact of content distribution contract terminations in the U.K. The decline in revenue was partially offset by higher revenue due to the acquisition of AccentHealth of $5,559,000 for the quarter and $8,449,000 for the year, as well as increased content distribution activity in the U.S. and Singapore.
          Cost of Services. Cost of services decreased $5,967,000 or 5.2% and $19,222,000 or 8.5% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. These decreases are attributable to the revenue declines, which resulted in lower materials costs. Labor costs were relatively consistent from 2005 to 2006. The decrease in cost of services was offset by the AccentHealth acquisition which contributed $1,440,000 for the three month period and $2,732,000 for the six month period. As a percent of revenue, cost of services increased from 64.9% to 66.1% for the three month period and from 64.3% to 64.9% for the six month period. Labor costs as a percent of revenue were higher for all groups in 2006 due to the revenue mix. Projects in the creative services group shifted to more labor intensive feature film services in 2006. In the network services group, certain new contracts incurred higher production and support labor costs. Ascent is currently negotiating the potential reimbursement of certain of these higher costs. In the media management services group, the projects have become increasingly more integrated, with complex work flows requiring higher level of production and support labor. This increase in labor costs has resulted in higher cost of services and decreasing operating cash flow margin.

          Selling, General and Administrative. Ascent Media’s selling, general and administrative expenses (“SG&A”) increased $1,054,000 or 2.2% and $1,680,000 or 1.8% for the three and six months ended June 30, 2006, respectively, as compared to the corresponding prior year periods. This increase is primarily due to the acquisition of AccentHealth which added $1,793,000 of SG&A expenses for the quarter and $2,383,000 for the year to date and the effect of changes in foreign exchange rates of $173,000 for the quarter and $1,082,000 for the year to date. The increase in expenses was offset by lower facility costs and professional fees. As a percent of revenue, SG&A increased from 25.8% to 28.0% due to the acquisition of AccentHealth and the fixed-cost nature of a large percentage of these expenses.
          Corporate and Other operating cash flow (which includes DHC corporate general and administrative expenses of $4,036,000 and $3,233,000 for the six months ended June 30, 2006 and 2005, respectively) improved $1,145,000 in 2006 primarily due to lower Ascent Media corporate expenses.
          Depreciation and Amortization. The decrease in depreciation and amortization expense for the three and six months ended June 30, 2006 is due to a combination of assets becoming fully depreciated partially offset by capital expenditures and acquisitions.
          Stock-Based Compensation. In 2001, Ascent Media granted to certain of its officers and employees stock options (the “Ascent Media Options”) with exercise prices that were less than the market price of Ascent Media common stock on the date of grant. The Ascent Media Options became exercisable for Liberty shares in connection with Liberty’s 2003 acquisition of the Ascent Media outstanding common stock that it did not already own. Prior to January 1, 2006, we amortized the “in-the-money” value of these options over the 5-year vesting period. Certain Ascent Media employees also hold options and stock appreciation rights granted by companies acquired by Ascent Media in the past several years and exchanged for Liberty options and SARs. Prior to January 1, 2006 we recorded compensation expense for the SARs based on the underlying stock price and vesting of such awards.
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
          As of June 30, 2006, the total compensation cost related to unvested equity awards was $1.6 million. Such amount will be recognized in our consolidated statements of operations through 2009.
          Share of Earnings of Discovery. Our share of earnings of Discovery increased $14,949,000 or 97.1% and $13,308,000 or 34.8% for the three and six months ended June 30, 2006, respectively. These increases are due to higher operating income partially offset by higher interest expense and income tax expense for Discovery in 2006.
          We have provided a more detailed discussion of Discovery’s results of operations below.
          Income Taxes. Our effective tax rate was 45.9% and 42.3% for the six months ended June 30, 2006 and 2005, respectively. Our income tax expense was higher than the federal income tax rate of 35% in 2006 due to state and foreign tax expense. In 2005, the effects of state and foreign tax expense were offset by a reduction in our valuation allowance.

          Net Earnings. Our net earnings increased from $20,852,000 for the six months ended June 30, 2005 to $25,349,000 for the six months ended June 30, 2006. Such increase is due to the aforementioned fluctuations in revenue and expenses.
Liquidity and Capital Resources
          Our primary sources of funds are cash on hand and cash flows from operating activities. During the six months ended June 30, 2006, our primary uses of cash were capital expenditures ($32,400,000) and cash paid for acquisitions ($46,793,000). Of the foregoing 2006 capital expenditures, $11,724,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of Ascent Media’s capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. Ascent Media currently expects to spend an additional $25,000,000 for capital expenditures in 2006, which we expect will be funded with Ascent Media’s cash from operations. At June 30, 2006, we have approximately $155 million of corporate cash and short-term investments. We expect that these funds will be sufficient to meet our working capital needs, capital expenditure requirements and other investing activities for the foreseeable future.
          We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.
Discovery
          We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our consolidated financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in our consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the six months ended June 30, 2006 and 2005 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.
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
          The U.S. networks is Discovery’s largest division which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America and BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery’s retail chain store operations and other direct consumer marketing activities, as well as Discovery education, which was formed to manage Discovery’s distribution of education content.
Consolidated Results of Discovery

	Six months ended
	June 30,

	2006	2005

	amounts in thousands
Revenue:
Advertising	$593,307	589,781
Distribution	696,545	577,191
Other	102,754	94,395

Total revenue	1,392,606	1,261,367

Expenses:
Cost of revenue	(485,404)	(441,400)
Selling, general and administrative (“SG&A”) expense	(571,730)	(487,702)

Operating cash flow	335,472	332,265
Expenses arising from long-term incentive plans	(9,976)	(45,820)
Depreciation and amortization	(63,674)	(59,859)

Operating income	261,822	226,586
Other income (expense):
Interest expense, net	(99,805)	(85,210)
Unrealized gains from derivative instruments, net	12,221	10,101
Minority interests in consolidated subsidiaries	268	(25,859)
Other	4,078	15,373

Income before income taxes	178,584	140,991
Income tax expense	(75,549)	(64,571)

Net income	$103,035	76,420

Business Segment Results of Discovery

	Six months ended
	June 30,

	2006	2005

	amounts in thousands
Revenue:
U.S. networks	$940,705	871,239
International networks	400,634	337,940
Discovery commerce, education and other	51,267	52,188

Total revenue	$1,392,606	1,261,367

Operating Cash Flow:
U.S. networks	$357,605	330,146
International networks	56,496	43,417
Discovery commerce, education and other	(78,629)	(41,298)

Total operating cash flow	$335,472	332,265

Note: Discovery commerce, education and other includes intercompany eliminations.
          Revenue. Discovery’s consolidated revenue increased 10% for the six months ended June 30, 2006, as compared to the corresponding prior year period. Increased revenue was primarily due to a 21% increase in distribution revenue combined with a 9% increase in other revenue during the same period. Other revenue increased primarily due to growth in Discovery’s education business. Advertising revenue was relatively consistent as a 2% decline in the U.S. Networks advertising sales was offset by a 14%, or $14,074,000 increase in advertising sales internationally.
          Distribution revenue grew 19% at the U.S. networks and 23% at the international networks. The increase in distribution revenue at the U.S. networks is due to an 11% increase in paying subscription units combined with contractual rate increases at most networks. Much of the growth in paying subscription units is occurring at networks that are carried on the digital tier due to the expiration of free viewing periods. Launch amortization at the U.S. networks was relatively consistent during the six months ended June 30, 2006, increasing from $36,601,000 during the first half of 2005 to $37,822,000 in 2006. Increases in distribution revenue at the international networks were driven principally by a 16% increase in paying subscription units. Growth in paying subscription units in Europe, Latin America and Asia has been particularly good, increasing 29% on a combined basis.
          Advertising revenue, which includes revenue from paid programming, remained consistent primarily due to a 2% decrease at the U.S. Networks, offset by a 14% increase at the international networks. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide. The reduction in advertising revenue at the U.S. networks was due primarily to lower advertising sell-out rates. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% of total advertising revenue for each of the six-month periods ended June 30, 2006 and 2005.
          The change in other revenue is the net effect of a 25% increase or $3,383,000 in education revenue offset by a 5% or $2,533,000 decrease in commerce revenue. The decrease in commerce revenue was due primarily to a 3% decrease in store revenue resulting from a 5% decrease in the weighted average number of stores, as Discovery has closed unprofitable stores. The 25%, or $3,383,000, increase in education revenue is due to a $3,100,000 increase in streaming service revenue resulting from a 47% increase in the number of schools paying for the streaming service.
          Cost of Revenue. Cost of revenue increased 10% for the six months ended June 30, 2006, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was consistent at 35% for both the six months ended June 30, 2006 and 2005. The increase over the prior year period primarily resulted from higher programming expense due to continued investment across the U.S. networks combined with increases in Europe associated with the lifestyles initiative.
          SG&A Expenses. SG&A expenses increased 17% for the six months ended June 30, 2006, as compared to the corresponding prior year period. SG&A expenses were relatively consistent at the U.S. networks and within the commerce group, but increased 23% at the international networks and more than doubled ($32,393,000 increase) at the education group. As a percent of revenue, International SG&A expenses were 43% for the six months ended June 30, 2006 compared to 42% in 2005. The increase at the international networks was caused by increases in personnel expense resulting from adding headcount as the business expands particularly in the U.K. and Europe combined with an increase in marketing expense associated with branding and awareness efforts, particularly in Europe, in association with the lifestyles category initiative. The increase at Discovery education is due to increases in personnel, overhead and marketing expenses to accommodate the growth of the business and drive awareness and demand for the new consumer product offering, Cosmeo.
          Expenses Arising from Long-term Incentive Plans. Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. In August 2005, Discovery discontinued one of its

LTIPs and settled all amounts with cash. Discovery established a new LTIP in October 2005 (the “2005 LTIP Plan”) for certain eligible employees pursuant to which participants in Discovery’s remaining plan could elect to (1) continue in such plan or (2) redeem vested units and convert partially vested units to the 2005 LTIP Plan. Substantially all participants in the remaining plan redeemed their vested units and received partially vested units in the 2005 LTIP Plan. Certain eligible employees were also granted new units in the 2005 LTIP Plan. The value of units in the 2005 LTIP Plan is indexed to the value of DHC Series A common stock, and upon redemption, participants receive a cash payment based on the change in market price of DHC Series A common stock. Under the old plans, upon exercise, participants received a cash payment for the increase in value of the units from the unit value on the date of issuance determined by the year over year change in Discovery’s aggregate equity value, using a consistent methodology. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense aggregated $9,976,000 for the six months ended June 30, 2006 compared to $45,820,000 for the same period in 2005. The decrease is primarily the result of the change in unit value determination for the 2005 LTIP Plan units. If the remaining vested LTIP awards at June 30, 2006 were redeemed, the aggregate cash payments by Discovery would be approximately $8,946,000.
          Depreciation and Amortization. The increase in depreciation and amortization for the six months ended June 30, 2006 is due to an increase in new assets placed in service during 2005, combined with acquisition activity occurring during the first six months of 2006.
Other Income and Expense
          Interest Expense. The increase in interest expense for the six months ended June 30, 2006 is primarily due to an increase in interest rates during 2005 and 2006 combined with an increase in the company’s average debt balance.
          Unrealized Gains from Derivative Instruments, net. Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $12,221,000 and $10,101,000 in unrealized gains on these instruments during the six months ended June 30, 2006 and 2005, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.
          Minority Interests in Consolidated Subsidiaries. Minority interest represents increases and decreases in the estimated redemption value of mandatory redeemable interests in subsidiaries which are initially recorded at fair value.
          Other. Other income in 2005 relates primarily to the gain on sale of one of Discovery’s investments.
          Income Taxes. Discovery’s effective tax rate was 42% and 46% for the six months ended June 30, 2006 and 2005, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.
Liquidity and Capital Resources
          Discovery generated $159,285,000 and $117,289,000 of cash from operations during the six months ended June 30, 2006 and 2005, respectively. Discovery’s cash provided by operations during the six months ended June 30, 2006 and 2005 resulted from its operating cash flow offset by interest expense of $99,805,000 and $85,210,000, respectively, and working capital fluctuations in both periods.
          During the six months ended June 30, 2006, Discovery spent $25,775,000 on capital expenditures, paid $180,137,000 for business combinations, net of the cash acquired and paid $80,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries. During the six months ended June 30, 2005, Discovery paid $92,874,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $60,629,000 on capital expenditures.
          In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, two revolving loan facilities and various senior notes payable. During the six months ended June 30, 2006 and 2005, net borrowings under debt facilities were $191,815,000 and $32,000,000 respectively. Total commitments of these facilities were $4,059,000,000 at June 30, 2006. Debt outstanding on these facilities aggregated $2,771,900,000 at June 30, 2006, providing excess debt availability of $1,287,100,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.
          All term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at June 30, 2006.
          During 2006, including amounts discussed above, Discovery expects to spend up to $100,000,000 for capital expenditures and $190,000,000 for interest expense. Payments to satisfy LTIP obligations are not expected to be significant in 2006. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.
          Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.
          In connection with the execution of long-term distribution agreements for certain of its European cable networks, Discovery is committed to pay a distributor a percentage increase in the value of these networks, if any. The value of the networks has not yet been determined. Discovery adjusts its recorded liability for changes in the value of these networks each period. However, Discovery is currently unable to predict the likelihood or the terms and conditions of any renewal of the distribution agreements. Discovery will record the effect of a renewed distribution agreement when such terms are in place. The effect of a renewed agreement could result in a payment for an amount significantly greater than the amount currently accrued.

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
          In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the

Company’s disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
          For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 10, 2006 and Part I, Item 3 of our Annual Report on Form 10-K filed on March 23, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
          At the Company’s annual meeting of stockholders held on May 31, 2006, the following matters were voted on and approved by the stockholders of the Company:
1.     Election of the following to the Company’s Board of Directors:

	Votes for	Votes withheld

J. David Wargo	333,686,300	55,170,372
          The foregoing nominee also served on the Company’s board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Robert R. Bennett, Paul A. Gould, John C. Malone and M. LaVoy Robison. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

	Votes for	Votes against	Abstentions

2. Approval of the Discovery Holding Company 2005 Incentive Plan	210,294,779	88,383,031	41,419,290
There were 48,759,572 broker non-votes with respect to proposal 2.

	Votes for	Votes against	Abstentions

3. Ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ended December 31, 2006. There were no broker non-votes with respect to this proposal	347,063,591	785,863	41,007,218
Included in abstentions for proposals 2 and 3 are 40,349,307 votes for which proxies were not returned.

Item 6.	Exhibits
          (a)     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification

II-1

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY
Date:       August 11, 2006

By:	/s/ Charles Y. Tanabe

Charles Y. Tanabe
Senior Vice President and
General Counsel
Date:       August 11, 2006

By:	/s/ David J.A. Flowers

David J.A. Flowers
Senior Vice President
and Treasurer
(Principal Financial Officer)
Date:       August 11, 2006

By:	/s/ Christopher W. Shean

Christopher W. Shean
Senior Vice President
and Controller
(Principal Accounting Officer)

II-2

EXHIBIT INDEX
Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification