Form 10-Q
period 2006-09-30
Discovery Holding CO
filed 2006-11-13
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☑

The number of outstanding shares of Discovery Holding Company’s common stock as of October 31, 2006 was:

Series A common stock 268,124,397 shares; and
Series B common stock 12,075,056 shares.

DISCOVERY HOLDING COMPANY

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2006	2005
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$151,848	250,352
Trade receivables, net	159,654	134,615
Prepaid expenses	13,779	10,986
Other current assets	5,571	4,433

Total current assets	330,852	400,386
Investments in marketable securities	51,052	—
Investment in Discovery Communications, Inc. (“Discovery” or “DCI”) (note 8)	3,109,736	3,018,622
Property, plant, and equipment, net	270,838	256,245
Goodwill (note 7)	2,074,132	2,133,518
Other assets, net	18,332	10,465

Total assets	$5,854,942	5,819,236

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,733	26,854
Accrued payroll and related liabilities	30,706	21,651
Other accrued liabilities	27,042	23,949
Deferred revenue	28,031	17,491

Total current liabilities	125,512	89,945
Deferred income tax liabilities	1,168,116	1,131,505
Other liabilities	21,180	22,361

Total liabilities	1,314,808	1,243,811

Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,125,377 shares at September 30, 2006 and 268,097,442 shares at December 31, 2005	2,681	2,681
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 12,075,056 shares at September 30, 2006 and 12,106,093 shares at December 31, 2005	121	121
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,713,492	5,712,304
Accumulated deficit	(1,189,105)	(1,137,821)
Accumulated other comprehensive earnings (loss)	12,945	(1,860)

Total stockholders’ equity	4,540,134	4,575,425

Total liabilities and stockholders’ equity	$5,854,942	5,819,236

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	amounts in thousands, except per share amounts

Net revenue	$169,876	167,934	489,233	520,243
Operating expenses:
Cost of services	111,503	109,323	318,725	335,767
Selling, general, and administrative, including stock-based compensation (note 3)	42,652	41,834	131,607	132,679
Restructuring and other charges	3,633	296	3,963	417
Depreciation and amortization	16,036	17,884	47,995	54,888
Impairment of goodwill (note 7)	93,402	—	93,402	—

	267,226	169,337	595,692	523,751

Operating loss	(97,350)	(1,403)	(106,459)	(3,508)
Other income:
Share of earnings of Discovery (note 8)	32,051	33,233	83,569	71,443
Other, net	2,581	1,680	7,054	1,697

	34,632	34,913	90,623	73,140

Earnings (loss) before income taxes	(62,718)	33,510	(15,836)	69,632
Income tax expense	(13,915)	(32,321)	(35,448)	(47,591)

Net earnings (loss)	(76,633)	1,189	(51,284)	22,041

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4,873	(2,714)	13,961	(10,736)
Unrealized holding gains (losses) arising during the period	160	(399)	844	212

Other comprehensive earnings (loss)	5,033	(3,113)	14,805	(10,524)

Comprehensive earnings (loss)	$(71,600)	(1,924)	(36,479)	11,517

Basic and diluted earnings (loss) per common share (note 4)	$(.27)	—	(.18)	.08

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands (note 5)

Cash flows from operating activities:
Net earnings (loss)	$(51,284)	22,041
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	47,995	54,888
Stock-based compensation	1,200	3,743
Payments for stock-based compensation	—	(2,139)
Impairment of goodwill	93,402	—
Share of earnings of Discovery	(83,569)	(71,443)
Deferred income tax expense	33,649	46,669
Other non-cash charges, net	135	323
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(21,875)	2,600
Prepaid expenses and other current assets	(3,730)	7,566
Payables and other liabilities	33,213	(2,412)

Net cash provided by operating activities	49,136	61,836

Cash flows from investing activities:
Capital expenditures	(51,220)	(74,509)
Net purchases of marketable securities	(51,052)	—
Cash paid for acquisitions, net of cash acquired	(46,793)	—
Other investing activities, net	1,431	12,498

Net cash used in investing activities	(147,634)	(62,011)

Cash flows from financing activities:
Net cash transfers from Liberty Media Corporation	—	206,044
Other financing activities, net	(6)	(7)

Net cash provided (used) by financing activities	(6)	206,037

Net increase (decrease) in cash and cash equivalents	(98,504)	205,862
Cash and cash equivalents at beginning of period	250,352	21,641

Cash and cash equivalents at end of period	$151,848	227,503

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY

Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended September 30, 2006
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings (loss)	Equity
	amounts in thousands

Balance at January 1, 2006	—	2,681	121	—	5,712,304	(1,137,821)	(1,860)	4,575,425
Net loss	—	—	—	—	—	(51,284)	—	(51,284)
Other comprehensive earnings	—	—	—	—	—	—	14,805	14,805
Stock compensation	—	—	—	—	1,188	—	—	1,188

Balance at September 30, 2006	$—	2,681	121	—	5,713,492	(1,189,105)	12,945	4,540,134

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements
September 30, 2006
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

Ascent Media has historically been comprised of three operating divisions or groups (see note 7). Ascent Media’s Creative Services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. The Media Management Services group provides owners of content libraries with an entire complement of facilities and services necessary to optimize, archive, manage, and repurpose media assets for global distribution via freight, satellite, fiber and the Internet. The Network Services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the Network Services group provides systems integration, design, consulting, engineering and project management services.

Substantially all of the assets of AccentHealth, LLC were acquired by a subsidiary of DHC in January 2006. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide.

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

Certain prior period amounts have been reclassified for comparability with the 2006 presentation.

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

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

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

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

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

On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48. Such options vest one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share, as determined by the Black-Scholes Model.

As of September 30, 2006, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,966,396	$15.42	2,996,525	$18.87

Exercisable	1,449,886	$16.15	2,876,465	$18.99

As of September 30, 2006, the total compensation cost related to unvested equity awards was $1.5 million. Such amount will be recognized in the Company’s consolidated statements of operations through 2009.

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

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net earnings for the three and nine months ended September 30, 2005 as if the fair-value-based method of Statement 123R had been applied to all outstanding and unvested awards. Compensation expense for SARs was the same under APB Opinion No. 25 and Statement 123R. Accordingly, no pro forma adjustment for such awards is included in the following table.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	amounts in thousands, except per share amounts

Net earnings, as reported	$1,189	22,041
Add:
Stock-based employee compensation expense included in reported net earnings, net of taxes	119	2,222
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(1,574)	(8,890)

Pro forma net earnings (loss)	$(266)	15,373

Pro forma basic and diluted earnings per share:
As reported	$—	.08

Pro forma for fair value stock compensation	$—	.05

(4)  Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for each of the three and nine month periods ended September 30, 2006 is 279,949,000, and the weighted average number of shares outstanding for periods prior to the Spin Off Date is 280,199,000 shares, which is the number of shares that were issued on the Spin Off Date. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2006 and 2005, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5)  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$48,264	—
Net liabilities assumed	(1,471)	—

Cash paid for acquisitions, net of cash acquired	$46,793	—

(6)  Acquisition

Effective January 27, 2006, a subsidiary of DHC acquired substantially all of the assets of AccentHealth, LLC’s healthcare media business (“AccentHealth”) for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in doctor

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Such amounts are preliminary and are subject to adjustment pending completion of the Company’s purchase price allocation process. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media’s existing Network Services group.

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC as part of the Network Services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC.

(7)  Goodwill

Goodwill is comprised of the following:

	September 30,	December 31,
	2006	2005
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Media Management Services group	—	93,402
Network Services group	196,533	162,517
Discovery	1,771,000	1,771,000

Total goodwill	$2,074,132	2,133,518

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

On August 18, 2006, Ascent Media announced that it intends to streamline its structure into two global operating divisions — Creative Services group and Network Services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements. The operations of the current Media Management Services group are to be realigned with the other two groups. Such realignment is expected to be completed in the fourth quarter of 2006.

As technology and customer requirements drive changes in this industry, revenue and operating cash flows have been declining for this group. As a result of the restructuring, and the declining financial performance of the Media Management Services group, including ongoing operating losses, the Media Management Services group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. In September 2006, Ascent Media recognized a goodwill impairment loss for the Media Management Services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

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

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

DHC’s carrying value for Discovery was $3,109,736,000 at September 30, 2006. In addition, as described in note 7, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

Summarized financial information for DCI is as follows:

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	amounts in thousands

Cash and cash equivalents	$52,270	34,491
Other current assets	911,974	796,878
Property and equipment, net	397,409	397,578
Goodwill and intangible assets	445,024	397,927
Programming rights, long term	1,262,535	1,175,988
Other assets	276,341	371,758

Total assets	$3,345,553	3,174,620

Current liabilities	$649,668	692,465
Long term debt	2,639,146	2,590,440
Other liabilities	167,619	101,571
Mandatorily redeemable equity in subsidiaries	189,248	272,502
Stockholders’ deficit	(300,128)	(482,358)

Total liabilities and stockholders’ deficit	$3,345,553	3,174,620

Consolidated Statements of Operations

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands

Revenue	$2,114,544	1,900,549
Cost of revenue	(744,063)	(659,861)
Selling, general and administrative	(842,575)	(737,843)
Equity-based compensation	(10,561)	(18,786)
Depreciation and amortization	(95,051)	(90,579)

Operating income	422,294	393,480
Interest expense	(149,806)	(130,212)
Other income, net	21,261	9,388
Income tax expense	(126,610)	(129,770)

Net earnings	$167,139	142,886

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

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(10)  Related Party Transactions

Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying condensed consolidated statements of operations. In addition, certain general and administrative and other expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $1,695,000 and $4,655,000 for the nine months ended September 30, 2006 and 2005, respectively.

Ascent Media provides services such as satellite uplink, systems integration, origination, and post-production to Discovery. Revenue recorded by Ascent Media for these services for the nine months ended September 30, 2006 and 2005 aggregated $24,977,000 and $25,223,000, respectively.

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

Based on the foregoing criteria, the Company’s business units have been aggregated into five reportable segments: the Creative Services group, the Media Management Services group, and the Network Services group, which are all operating segments of Ascent Media, Corporate and other, and Discovery, which is an equity affiliate (see note 7).

The Creative Services group provides post-production services, which are comprised of services necessary to complete the creation of original content including feature films, television shows, movies of the week/mini series, television commercials, music videos, promotional and identity campaigns and corporate communications programming. The Media Management Services group provides (i) content storage services, which are comprised of facilities and services necessary to optimize, archive, manage and repurpose media assets for global distribution via freight, satellite, fiber and the Internet; (ii) access to all forms of content, duplication and formatting services; (iii) language conversions and laybacks; (iv) restoration and preservation of old or damaged content; (v) mastering from motion picture film to high resolution or data formats; (vi) digital audio and video encoding services; and (vii) digital media management services for global home video, broadcast, pay-per-view and emerging new media distribution channels. The Network Services group provides broadcast services, which are comprised of services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe and Asia. AccentHealth is included in the Network Services group broadcast services. Additionally, the Network Services group provides systems integration, design, consulting, engineering and project management services.

The accounting policies of the segments that are consolidated subsidiaries are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less operating expenses and selling, general and administrative expense (excluding stock and other equity-based compensation). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, restructuring and other charges and impairment of goodwill which are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
		Media
	Creative	Management	Network			Equity
	Services	Services	Services	Corporate	Consolidated	Affiliate-
	group	group	group(1)	and other	Total	Discovery
	amounts in thousands

Nine months ended September 30, 2006
Revenue from external customers	$224,482	80,656	184,095	—	489,233	2,114,544
Operating cash flow (deficit)	$35,812	710	36,364	(32,785)	40,101	527,906
Capital expenditures	$11,949	7,845	28,930	2,496	51,220	40,109
Total assets	$311,427	94,953	387,250	5,061,312	5,854,942	3,345,553
Nine months ended September 30, 2005
Revenue from external customers	$225,008	87,778	207,457	—	520,243	1,900,549
Operating cash flow (deficit)	$40,363	9,739	41,101	(35,663)	55,540	502,845
Capital expenditures	$19,678	19,605	31,440	3,786	74,509	77,609

(1)	Included in Network Services group revenue is broadcast services revenue of $117,478,000 and $110,436,000 and systems integration revenue of $66,617,000 and $97,021,000 for the nine months ended September 30, 2006 and 2005, respectively.

	Consolidated Reportable Segments
		Media
	Creative	Management	Network			Equity
	Services	Services	Services	Corporate	Consolidated	Affiliate-
	group	group	group(1)	and other	Total	Discovery
	amounts in thousands

Three months ended September 30, 2006
Revenue from external customers	$74,119	27,950	67,807	—	169,876	721,937
Operating cash flow (deficit)	$10,780	(1,099)	16,046	(9,791)	15,936	192,433
Capital expenditures	$3,596	3,744	10,274	1,206	18,820	14,334
Three months ended September 30, 2005
Revenue from external customers	$73,215	27,730	66,989	—	167,934	639,182
Operating cash flow (deficit)	$12,483	1,291	14,327	(11,198)	16,903	170,580
Capital expenditures	$9,481	7,728	4,990	1,157	23,356	16,980

DISCOVERY HOLDING COMPANY

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Included in Network Services group revenue is broadcast services revenue of $40,676,000 and $38,781,000 and systems integration revenue of $27,131,000 and $28,208,000 for the three months ended September 30, 2006 and 2005, respectively.

The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	amounts in thousands

Segment operating cash flow	$15,936	16,903	40,101	55,540
Stock-based compensation	(215)	(126)	(1,200)	(3,743)
Depreciation and amortization	(16,036)	(17,884)	(47,995)	(54,888)
Impairment of goodwill	(93,402)	—	(93,402)	—
Share of earnings of Discovery	32,051	33,233	83,569	71,443
Other, net	(1,052)	1,384	3,091	1,280

Earnings (loss) before income taxes	$(62,718)	33,510	(15,836)	69,632

Information as to the Company’s operations in different geographic areas is as follows:

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands

Revenue
United States	$373,697	392,562
United Kingdom	98,976	113,537
Other countries	16,560	14,144

	$489,233	520,243

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

Ascent Media provides creative, media management and network services to the media and entertainment industries. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into the following four groups: Creative Services group, Media Management Services group, Network Services group and Corporate and other. Ascent Media has few long-term or exclusive agreements with its Creative Services and Media Management Services customers.

On August 18, 2006, Ascent Media announced that it intends to streamline its structure into two global operating divisions — Creative Services group and Network Services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements. The operations of the current Media Management Services group are to be realigned with the other two groups. The Corporate and other group would remain intact. As part of this restructuring, Ascent Media’s Chief Executive Officer, along with other officers, either have left or will be leaving the company. Day-to-day management of Ascent Media is now the responsibility of Ascent Media’s Management Committee, which is comprised of certain of Ascent Media’s senior management. The review of Ascent Media’s operations and resulting realignment of the operating structure is expected to be completed during the fourth quarter of 2006. However, certain restructuring activities have already been undertaken and related charges recorded during the third quarter of 2006.

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

Acquisition

Effective January 27, 2006, one of our subsidiaries acquired substantially all of the assets of AccentHealth, LLC’s healthcare media business for cash consideration of $46,793,000, subject to potential post-closing adjustments. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results since the date of acquisition.

Operating Cash Flow

We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation). We believe this is an important indicator of the operational strength and performance of our businesses, including their ability to invest in ongoing capital expenditures and service any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, restructuring and other charges and impairment of goodwill which are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 11 to the accompanying condensed consolidated financial statements for a reconciliation of operating cash flow to earnings (loss) before income taxes.

Results of Operations

Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of the results of Ascent Media and AccentHealth and our 50% share of earnings of Discovery.

Ascent Media’s Creative Services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. The Media Management Services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of media management services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. Additionally, the Media Management Services group includes Ascent Media’s digital services group, which is developing new products and services for studios, networks, producers, advertisers and distributors to create, repurpose and distribute digital media. The Network Services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via freight, fiber, satellite and the Internet. AccentHealth is included in the Network Services group broadcast services. Additionally, the group earns revenue by providing systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 30% of the Network Services group’s revenue relates to systems integration and engineering services which are provided on a project basis over terms generally ranging from three to twelve months. Approximately 70% of the Network Services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Cost of services and operating expenses consists primarily of production wages, facility costs, materials and other direct costs and selling, general and administrative expenses.

Corporate related items and expenses are reflected in Corporate and other, below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	amounts in thousands

Segment Revenue
Creative Services group	$74,119	73,215	224,482	225,008
Media Management Services group	27,950	27,730	80,656	87,778
Network Services group	67,807	66,989	184,095	207,457
Corporate and other	—	—	—	—

	$169,876	167,934	489,233	520,243

Segment Operating Cash Flow
Creative Services group	$10,780	12,483	35,812	40,363
Media Management Services group	(1,099)	1,291	710	9,739
Network Services group	16,046	14,327	36,364	41,101
Corporate and other	(9,791)	(11,198)	(32,785)	(35,663)

	$15,936	16,903	40,101	55,540

Revenue.  Total revenue increased 1.2% and decreased 6.0% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The Creative Services group revenue remained relatively flat for the three and nine months ended September 30, 2006, as compared to corresponding prior year periods. Both periods experienced a small increase in U.S. revenue, driven primarily by a higher number of feature film projects for post production services and strength in commercial services. Conversely, U.K. revenue experienced a decline for both periods, driven by television film services for the three month period, and by both commercial and television film services for the nine month period.

The Media Management Services group revenue increased $220,000 and decreased $7,122,000 for the three and nine months ended September 30, 2006, respectively. The increase for the three month period was primarily a result of higher duplication and library services in the United Kingdom and the favorable changes in foreign currency exchange rates of $401,000, offset by a decline in lab services in the United States. The decrease for the nine month period is due to lower traditional media and DVD services from Ascent Media’s major customers, lower lab services and unfavorable changes in foreign currency exchange rates of $408,000, offset by higher library services in the United Kingdom.

The Network Services group revenue increased $818,000 and decreased $23,362,000 for the three and nine months ended September 30, 2006, respectively. The increase for the three month period was due to (i) the impact of the AccentHealth acquisition which contributed $6,197,000, (ii) increased content distribution in the United States and Singapore and (iii) the favorable changes in foreign currency exchange rates of $900,000. These increases were offset by (i) a decline in revenue in the United Kingdom of $3,109,000 primarily due to the termination of certain content distribution contracts and (ii) a decline in systems integration and services revenue of $4,049,000 due to large one-time projects in 2005. The decrease for the nine month period reflects (i) a decline in systems integration and services revenue of $32,595,000 as a result of significant one-time projects in 2005 and (ii) lower revenue in the United Kingdom of $10,328,000 primarily as a result of termination of content distribution contracts. These decreases were partially offset by higher revenue due to the acquisition of AccentHealth of $14,646,000, as well as increased content distribution activity in the United States and Singapore.

Cost of Services.  Cost of services increased $2,180,000 or 2.0% and decreased $17,042,000 or 5.1% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The increase for the three month period is primarily attributable to the impact of the AccentHealth acquisition which contributed $1,656,000 for the three month period, combined with an unfavorable change in foreign currency exchange rates of $997,000. The decrease for the nine month period reflects the revenue declines driving lower material costs, offset by the AccentHealth acquisition which contributed $4,389,000 for the nine month period. As a percent of revenue, cost of services was consistent at 65.6% and 65.1% for the three months ended September 30, 2006 and 2005, respectively, and 65.1% and 64.5% for the nine months ended September 30,

2006 and 2005, respectively, as decreases in materials cost were offset by increases in labor cost. Labor costs as a percent of revenue were higher for all groups in 2006 due to revenue mix. In the Creative Services group, the increase is a result of revenue mix towards more labor intensive feature services in 2006. In the Media Management Services group, the projects have become increasingly more integrated, with complex work flows requiring a higher level of production and support labor. In the Network Services group, there is a decrease in material costs due to the revenue mix resulting from lower system integration contracts, offset by higher labor costs.

Selling, General and Administrative.  Ascent Media’s selling, general and administrative expenses (“SG&A”) were flat for the three and nine months ended September 30, 2006 as compared to the corresponding prior year periods. For the three month period, lower personnel costs from continued reorganization and integration efforts both in the U.S. and U.K were offset by the acquisition of AccentHealth which added $2,197,000 of SG&A expenses for the quarter, along with unfavorable changes in foreign currency exchange rates of $515,000. For the nine month period, the acquisition of AccentHealth added $4,580,000 of SG&A expenses offset by lower personnel costs and professional fees and favorable changes in foreign currency exchange rates of $501,000. As a percent of revenue, SG&A increased from 24.8% to 26.7% for the nine month period due to the acquisition of AccentHealth and the fixed-cost nature of a large percentage of these expenses.

Corporate and other operating cash flow improved $2,878,000 in 2006 primarily due to lower Ascent Media corporate expenses, partially offset by an increase in DHC corporate, general and administrative expenses which were $6,053,000 and $4,655,000 for the nine months ended September 30, 2006 and 2005, respectively.

Restructuring Charges.  During the three months ended September 30, 2006, Ascent Media recorded restructuring charges of $3,963,000 primarily related to severance as part of the ongoing restructuring. These restructuring activities were primarily in the Corporate and other group in the United States and United Kingdom. During the three months ended September 30, 2005, Ascent Media recorded restructuring charges of $296,000 related to reductions in headcount. These restructuring activities were implemented to improve operating efficiencies and effectiveness primarily in the Creative Services group.

Depreciation and Amortization.  The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2006 is due to a combination of assets becoming fully depreciated partially offset by capital expenditures and the AccentHealth acquisition.

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

Effective January 1, 2006, we adopted Statement No. 123R. Statement No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record the liability associated with our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our condensed consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in our condensed consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

As of September 30, 2006, the total compensation cost related to unvested equity awards was $1.5 million. Such amount will be recognized in our consolidated statements of operations through 2009.

Impairment of Goodwill.  On August 18, 2006, Ascent Media announced that it intends to streamline its structure into two global operating divisions — Creative Services group and Network Services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements. The operations of the current Media Management Services group would be realigned with the other two groups. Such realignment is expected to be completed in the fourth quarter of 2006.

As technology and customer requirements drive changes in this industry, revenue and operating cash flows have been declining for this group. As a result of the restructuring, and the declining financial performance of the Media Management Services group, including ongoing operating losses, the Media Management Services group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. In September 2006, Ascent Media recognized a goodwill impairment loss for the Media Management Services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Share of Earnings of Discovery.  Our share of earnings of Discovery decreased $1,182,000 or 3.6% and increased $12,126,000 or 17.0% for the three and nine months ended September 30, 2006, respectively, as compared to the corresponding prior year periods. The three month period decrease was due to lower operating income in 2006, mainly due to a significant long-term incentive plan benefit in the prior year, and due to higher interest expense in 2006. The nine month increase is due to higher operating income partially offset by higher interest expense in 2006.

We have provided a more detailed discussion of Discovery’s results of operations below.

Income Taxes.  For the nine months ended September 30, 2006, we recorded income tax expense of $35,448,000, but had a net loss before taxes of $15,836,000. The net loss resulted from a $93,402,000 goodwill impairment charge recorded in the third quarter of 2006, for which we receive no tax benefit. Our effective tax rate was 68.3% for the nine months ended September 30, 2005. Subsequent to the Spin Off, we assessed our historical weighted average state tax rate and determined to increase such rate. This increase resulted in additional tax expense in the third quarter of 2005 in the amount of $13,507,000. In addition, our income tax expense was higher than the federal income tax rate of 35% due to state and foreign tax expense.

Net Earnings.  Our net earnings decreased from $22,041,000 for the nine months ended September 30, 2005 to a net loss of $51,284,000 for the nine months ended September 30, 2006. The 2006 net loss is due to a goodwill impairment loss of $93,402,000, partially offset by the other aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the nine months ended September 30, 2006, our primary uses of cash were capital expenditures ($51,220,000) and cash paid for acquisitions ($46,793,000). Of the foregoing 2006 capital expenditures, $17,478,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of Ascent Media’s capital expenditures relate to purchases of new equipment and the upgrade of existing facilities and equipment. Ascent Media currently expects to spend an additional $16,000,000 for capital expenditures in 2006, which we expect will be funded with Ascent Media’s cash from operations and cash on hand. At September 30, 2006, we have approximately $154 million of corporate cash and short-term investments. We expect that these funds will be sufficient to meet our working capital needs, capital expenditure requirements and other investing activities for the foreseeable future.

We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

Discovery

We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our consolidated financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in our consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the nine months ended September 30, 2006 and 2005 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

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

The U.S. networks is Discovery’s largest division, which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America and BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery’s retail chain store operations and other direct consumer marketing activities, as well as Discovery education, which was formed to manage Discovery’s distribution of education content to schools and consumers.

Consolidated Results of Discovery

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands

Revenue:
Advertising	$887,627	875,565
Distribution	1,063,138	879,428
Other	163,779	145,556

Total revenue	2,114,544	1,900,549

Expenses:
Cost of revenue	(744,063)	(659,861)
Selling, general and administrative (“SG&A”) expense	(842,575)	(737,843)

Operating cash flow	527,906	502,845
Expenses arising from long-term incentive plans	(10,561)	(18,786)
Depreciation and amortization	(95,051)	(90,579)

Operating income	422,294	393,480
Other income (expense):
Interest expense, net	(149,806)	(130,212)
Unrealized gains from derivative instruments, net	11,562	16,018
Minority interests in consolidated subsidiaries	3,077	(23,754)
Other	6,622	17,124

Earnings before income taxes	293,749	272,656
Income tax expense	(126,610)	(129,770)

Net earnings	$167,139	142,886

Business Segment Results of Discovery

	Nine Months Ended
	September 30,
	2006	2005
	amounts in thousands

Revenue:
U.S. networks	$1,409,671	1,299,389
International networks	623,148	520,040
Discovery commerce, education and other	81,725	81,120

Total revenue	$2,114,544	1,900,549

Operating Cash Flow:
U.S. networks	$545,365	494,583
International networks	92,694	73,062
Discovery commerce, education and other	(110,153)	(64,800)

Total operating cash flow	$527,906	502,845

Note: Discovery commerce, education and other includes intercompany eliminations.

Revenue.  Discovery’s consolidated revenue increased 11% for the nine months ended September 30, 2006, as compared to the corresponding prior year period. Increased revenue was primarily due to a 21% increase in distribution revenue combined with a 13% increase in other revenue during the same period. Other revenue increased primarily due to acquisitions in Discovery’s education and travel media businesses. Advertising revenue was relatively consistent as a 2% decline in the U.S. Networks advertising sales was offset by a 15%, or $24,523,000 increase in advertising sales internationally.

Distribution revenue grew 19% at the U.S. networks and 24% at the international networks. The increase in distribution revenue at the U.S. networks is due to a 13% increase in paying subscription units combined with contractual rate increases at most networks. Much of the growth in paying subscription units is occurring at networks that are carried on the digital tier due to the expiration of free viewing periods. Launch amortization at the U.S. networks was relatively consistent during the nine months ended September 30, 2006, increasing from $51,595,000 during the first nine months of 2005 to $52,341,000 in 2006. Increases in distribution revenue at the international networks were driven principally by a 16% increase in paying subscription units helped by growth in paying subscription units in Europe, Latin America and Asia of 23% on a combined basis. Many of Discovery’s domestic networks are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods may be less than historical rates.

Advertising revenue, which includes revenue from paid programming, remained consistent primarily due to a 2% decrease at the U.S. Networks, offset by a 15% increase at the international networks. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide. The reduction in advertising revenue at the U.S. networks was due primarily to lower advertising sell-out rates and industry-wide pricing pressure. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% of total advertising revenue for each of the nine — month periods ended September 30, 2006 and 2005.

Included in other revenue is education revenue, which increased 33% or $7,579,000, and commerce revenue, which decreased 5% or $4,087,000.

Cost of Revenue.  Cost of revenue increased 13% for the nine months ended September 30, 2006, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was consistent at 35% for both the nine months ended September 30, 2006 and 2005. The increase over the prior year period primarily resulted from higher programming expense due to continued investment across the U.S. networks combined with increases in Europe associated with the lifestyles initiative.

SG&A Expenses.  SG&A expenses increased 14% for the nine months ended September 30, 2006, as compared to the corresponding prior year period. SG&A expenses were relatively consistent at the U.S. networks and within the commerce group, but increased 18% at the international networks and more than doubled ($39,182,000 increase) at the education group. As a percent of revenue, International SG&A expense was consistent at 43% for both the nine months ended September 30, 2006 and 2005. The expense increase at the international networks was caused by increases in personnel expense resulting from adding headcount as the business expands, particularly in the U.K. and Europe, combined with an increase in marketing expense associated with branding and awareness efforts, particularly in Europe, in association with the lifestyles category initiative. The increase at Discovery education is due to increases in personnel, overhead and marketing expenses to accommodate the growth of the business and drive awareness and demand for the new consumer homework help service, Cosmeo.

Expenses Arising from Long-term Incentive Plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. In August 2005, Discovery discontinued one of its LTIPs and settled all amounts with cash. Discovery established a new LTIP in October 2005 (the “2005 LTIP Plan”) for certain eligible employees pursuant to which participants in Discovery’s remaining plan could elect to (1) continue in such plan or (2) redeem vested units and convert partially vested units to the 2005 LTIP Plan. Substantially all participants in the remaining plan redeemed their vested units and received partially vested units in the 2005 LTIP Plan. Certain eligible employees were also granted new units in the 2005 LTIP Plan. The value of units in the 2005 LTIP Plan is indexed to the value of DHC Series A common stock, and upon redemption, participants receive a cash payment based on the change in market price of DHC Series A common stock. Under the old plans, upon exercise, participants received a cash payment for the increase in value of the units from the unit value on the date of issuance determined by the year over year change in Discovery’s aggregate equity value, using a consistent methodology. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense aggregated $10,561,000 for the nine months ended September 30, 2006 compared to $18,786,000 for the same period in 2005. The decrease is primarily the result of the change in unit value determination for the 2005 LTIP Plan units. If the remaining vested LTIP awards at September 30, 2006 were redeemed, the aggregate cash payments by Discovery would be approximately $9,072,000.

Depreciation and Amortization.  The increase in depreciation and amortization for the nine months ended September 30, 2006 is due to an increase in new assets placed in service during 2005, combined with acquisition activity occurring during the first nine months of 2006.

Other Income and Expense

Interest Expense.  The increase in interest expense for the nine months September 30, 2006 is primarily due to an increase in interest rates during 2005 and 2006 combined with an increase in the company’s average debt balance.

Unrealized Gains from Derivative Instruments, net.  Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $11,562,000 and $16,018,000 in unrealized gains on these instruments during the nine months ended September 30, 2006 and 2005, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority Interests in Consolidated Subsidiaries.  Minority interest represents increases and decreases in the estimated redemption value of mandatory redeemable interests in subsidiaries which are initially recorded at fair value.

Other.  Other income in 2005 relates primarily to the gain on sale of one of Discovery’s investments.

Income Taxes.  Discovery’s effective tax rate was 43% and 48% for the nine months ended September 30, 2006 and 2005, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

Liquidity and Capital Resources

Discovery generated $270,606,000 and used $29,103,000 of cash from operations during the nine months ended September 30, 2006 and 2005, respectively. Discovery’s cash provided by operations during the nine months ended September 30, 2006 resulted from operating cash flow offset by interest expense of $149,806,000 and working capital fluctuations. Cash used in operations during the nine months ended September 30, 2005 resulted from operating cash flow offset by interest expense of $130,212,000, payments associated with the company’s long-term incentive plan in the amount of $265,072,000 and working capital fluctuations.

During the nine months ended September 30, 2006, Discovery spent $40,109,000 on capital expenditures, paid $179,019,000 for business acquisitions net of the cash acquired, and paid $80,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries. Subsequent to September 30, 2006, Discovery paid $100,000,000 to acquire mandatorily redeemable securities. During the nine months ended September 30, 2005, Discovery paid $92,874,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $77,609,000 on capital expenditures.

In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, two revolving loan facilities and various senior notes payable. During the nine months ended September 30, 2006 and 2005, net borrowings under debt facilities were $71,909,000 and $217,000,000 respectively. Total commitments of these facilities were $4,059,000,000 at September 30, 2006. Debt outstanding on these facilities aggregated $2,653,800,000 at September 30, 2006, providing excess debt availability of $1,405,200,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

All term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at September 30, 2006.

During 2006, including amounts discussed above, Discovery expects to spend up to $100,000,000 for capital expenditures and $200,000,000 for interest expense. Payments to satisfy LTIP obligations are not expected to be significant in 2006. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

In connection with the execution of long-term distribution agreements for certain of its European cable networks, Discovery is committed to pay a distributor a percentage of the increase in the value of these networks, if any. Discovery has recorded a liability for the estimated value of these networks, excluding any value attributed to the potential renewal of the distribution agreements. The effect of such renewal, which is expected during the fourth quarter of 2006, would result in a payment significantly greater than the amount currently accrued.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part II, Item 1 of our Quarterly Report on Form 10-Q filed on August 9, 2006, Part II, Item 1 of our Quarterly Report on Form 10-Q filed on May 10, 2006 and Part I, Item 3 of our Annual Report on Form 10-K filed on March 23, 2006.

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

DISCOVERY HOLDING COMPANY

Date: November 13, 2006	By:	/s/ Charles Y. Tanabe Charles Y. Tanabe Senior Vice President and General Counsel

Date: November 13, 2006	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: November 13, 2006	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
31.3	Rule 13a-14(a)/15d-14(a) Certification.
32	Section 1350 Certification