Form 10-K
period 2006-12-31
Discovery Holding CO
filed 2007-02-28
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51205

DISCOVERY HOLDING COMPANY
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2471174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(720) 875-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share Series B Common Stock, par value $.01 per share	Nasdaq Nasdaq

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of Discovery Holding Company computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2006, was approximately $3.9 billion.

The number of shares outstanding of Discovery Holding Company’s common stock as of January 31, 2007 was:

Series A Common Stock – 268,197,601; and
Series B Common Stock – 12,025,078 shares.

Documents Incorporated by Reference
The Registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

DISCOVERY HOLDING COMPANY
2006 ANNUAL REPORT ON FORM 10-K

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

We are a holding company. Through our wholly owned subsidiary, Ascent Media Group, LLC (“Ascent Media”), and our 50% owned equity affiliate Discovery Communications, Inc. (“Discovery” or “DCI”), we are engaged primarily in (1) the production, acquisition and distribution of entertainment, educational and information programming and software, (2) the retail sale and licensing of branded and other specialty products and (3) the provision of creative and network services to the media and entertainment industries. Our subsidiaries and affiliates operate in the United States, Europe, Latin America, Asia, Africa and Australia.

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

Discovery is a leading global media and entertainment company. Discovery has grown from the 1985 launch in the United States of its core property, Discovery Channel, to current global operations in over 170 countries across six continents, with over 1.5 billion total cumulative subscription units. Discovery operates its businesses in three groups: Discovery networks U.S., Discovery networks international, and Discovery commerce, education and other.

On January 27, 2006, we acquired AccentHealth, LLC (“AccentHealth”) for cash consideration of $45 million, plus working capital adjustments of $1.8 million. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. For financial reporting purposes, the results of operations of AccentHealth have been included in our consolidated results as part of Ascent Media’s network services group.

* * * *

  Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

Based on the foregoing criteria, our three reportable segments are our Creative Services group and Network Services group, which are operating segments of Ascent Media, and Discovery, which is an equity affiliate. A fourth reportable segment, media management services group, existed for a portion of 2006, but was realigned within the Creative Services group and Network Services group during the third and fourth quarters of 2006. Financial information related to our operating segments can be found in note 17 to our consolidated financial statements found in Part II of this report.

(c)  Narrative Description of Business

ASCENT MEDIA

Ascent Media provides a wide variety of creative and network services to the media and entertainment industries. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content.

Following an operational realignment in 2006, Ascent Media’s operations are organized into two main categories: Creative services and Network services.

Creative Services

Ascent Media’s creative services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers, documentaries and independent films, episodic television, TV movies and mini-series, television commercials, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet.

Ascent Media markets its creative services under various brand names that are well known in the entertainment industry, including Blink Digital, Cinetech, Company 3, Design Music Group (DMG), Digital Media Data Center (DMDC), Digital Symphony, Encore Hollywood, FilmCore, Level 3 Post, Method, Modern Music, One Post, POP Sound, R!OT, Rushes, Soho Images, Soundelux, Sound One, St. Anne’s Post, Todd-AO and VisionText.

The creative services client base comprises major motion picture studios and their international divisions, independent television production companies, broadcast networks, advertising agencies, creative editorial companies, corporate media producers, independent owners of television and film libraries and emerging new media distribution channels. The principal facilities of the creative services group are in Los Angeles, New York, Northvale (New Jersey), Atlanta, San Francisco, Mexico City and London.

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

Sound supervision, sound design and sound editorial.  Ascent Media provides creative talent, facilities and support services to create sound for feature films, television content, commercials and trailers, interactive multimedia games and special live venues. Sound supervisors ensure that all aspects of sound, dialogue, sound effects and music are properly coordinated. Ascent Media’s sound services include, but are not limited to, sound editing, sound design, sound effect libraries, ADR (automated dialogue replacement, a process for recording dialogue in synchronization with previously recorded picture) and Foley (non-digital sound effects).

Music services.  Music services are an essential component of post-production sound. Ascent Media has the technology and talent to handle all types of music-related services, including original music composition, music supervision, music editing, scoring/recording, temporary sound tracks, composer support and preparing music for soundtrack album release.

Re-recording / Mixing.  Once sound editors, sound designers, composers, music editors, ADR and Foley crews, and many others, have prepared the elements that will make up the finished product, the final component of the creative sound post production process is the mix (or re-recording). Mixing a film involves the process of combining multiple elements, such as tracks of sound effects, dialogue and music, to complete the final product. Ascent Media maintains a significant number of mixing stages, purpose-built and provisioned with advanced recording equipment, capable of handling any type of project, from major motion pictures to smaller independent films.

Sound effects and music libraries.  Through its Soundelux brand, Ascent Media maintains an extensive sound effects library with over 300,000 unique sounds, which editors and clients access through the company’s intranet and remotely via the Internet. The company also owns several production music libraries through its Hollywood Edge brand. Ascent Media’s clients use the sound effects and music libraries in feature films, television shows, commercials, interactive and multimedia games. Ascent Media actively continues to add new, original recordings to its library.

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

Restoration, preservation and asset protection of existing and damaged content.  Ascent Media provides film restoration, preservation and asset protection services. Ascent Media’s technicians use photochemical and digital processes to clean, repair and rebuild a film’s elements in order to return the content to its original and sometimes to an improved image quality. Ascent Media also protects film element content from future degradation by transferring the film’s image to newer archival film stocks. Ascent Media also provides asset protection services for its clients’ color library titles, which is a preservation process whereby B/W, silver image, polyester, positive and color separation masters are created, sufficiently protecting the images of new and older films.

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

Network Services

Ascent Media’s network services group provides origination, transmission/distribution and technical services to broadcast, cable and satellite programming networks, local television channels, broadcast syndicators, satellite broadcasters, government, other broadband telecommunications companies and corporations that operate private networks. Ascent Media’s network services group operates from facilities located in California, Connecticut, Florida, Minnesota, New York, New Jersey, Virginia and the United Kingdom and Singapore.

Key services provided by Ascent Media’s network services group include the following:

Network origination and master control.  The network services group provides videotape and file-based playback and origination to cable, satellite and pay-per-view programming networks. Ascent Media accepts daily program schedules, programs, promotional materials and advertising and transmits 24 hours of seamless daily programming to cable operators, direct broadcast satellite systems and other destinations, over fiber and satellite, using automated systems for broadcast playback. Associated services include cut-to-clock and compliance editing, tape library management, ingest & quality control, format conversion, and tape duplication. For programming designed for export to other markets, Ascent Media provides subtitling and voice dubbing. Ascent Media also operates industry-standard encryption and/or compression systems as needed for customer satellite transmission. Currently, over two hundred programming feeds — running 24 hours a day, seven days a week — are supported by Ascent Media’s facilities in the United States, London and Singapore. Ascent Media operates television production studios with live-to-satellite interview services, cameras, production and audio control rooms, videotape playback and record, multi-language prompters, computerized lighting, dressing and makeup rooms and field and teleconferencing services. Ascent Media offers complete post-production services for on-air promotions, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

Transport and connectivity.  Ascent Media operates satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota, Connecticut and Florida. Ascent Media’s facilities are staffed 24 hours a day and may be used for uplink, downlink and turnaround services. Ascent Media accesses various “satellite neighborhoods,” including basic and premium cable, broadcast syndication, direct-to-home and DBS markets. Ascent Media resells transponder capacity for occasional and full-time use and bundles its transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Ascent Media’s “teleports” are high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. Ascent Media’s facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. Ascent Media also provides transportable services, including point-to-point microwave transmission, transportable up-link and downlink transmission and broadcast quality teleconference services. Ascent Media operates a global fiber network (branded Global Interconnect) to carry real-time video between its various locations in the US, London, and Singapore. This network is used to provide full-time program feeds and ad hoc services to clients.

Consulting Services.  Ascent Media provides strategic, technology and business consulting services to the media and entertainment industry, leveraging the core strengths and knowledge-base of the company. Key practice areas include: digital migration; content delivery strategies; workflow analysis and design; emerging delivery platforms (such as Internet-protocol television, mobile and broadband); technology assessment; and technology-enabled business strategies.

Engineering and systems integration.  Ascent Media designs, builds, installs and services advanced technical systems for production, management and delivery of rich media content to the worldwide broadcast, cable television, broadband, government and telecommunications industries. Ascent Media’s engineering and systems integration business operates out of facilities in New Jersey, California, Florida, and London, and services global clients including major broadcasters, cable and satellite networks, telecommunications providers, corporate television networks, a major telecommunications company as well as numerous production and post-production facilities. Services offered include program management, engineering design, equipment procurement, software integration, construction, installation, service and support. Ascent Media also designs and constructs satellite earth stations and related facilities.

Network Operations, Field Service and Call Center.  The network services group provides field service operations — 24 hours a day, seven days a week — through an on-staff network of approximately 50 field engineers located throughout the United States. Services include preventative and reactive maintenance of satellite earth stations, satellite networks, fiber-based digital transmission facilities, cable and telecommunications stations (also called head ends), and other technical facilities for the distribution of video content. The group operates a call center — 24 hours a day, seven days a week — out of its Palm Bay, Florida facility, providing outsourced services for technology manufacturing companies, networks and telecoms. In addition, the group operates a network operations center, providing outsourced services relating to monitoring and management of satellite and terrestrial distribution networks and remote monitoring and control of technical facilities. End users for field service, call center and network operation center services include major US broadcast and cable networks, telecommunications providers, digital equipment manufacturers, and government and corporate operations.

Strategy

The entertainment services industry has been historically fragmented with numerous providers offering discrete, geographically-limited, non-integrated services. Ascent Media’s services, however, span the entirety of the value chain from the creation and management of media content to the distribution of media content via multiple transmission paths including satellite, fiber and Internet Protocol-based networks. Ascent Media believes the breadth and range of its services uniquely provide it the scale and flexibility necessary to realize significant operating and marketing efficiencies: a global, scaleable media services platform integrating preparation, management and transmission services; and common “best practices” operations management across the Ascent Media enterprise. Ascent Media’s goal is to be the premier end-to-end digital media supply chain services provider to the media and entertainment industry, creating, managing and distributing rich media content across all distribution channels on a global basis. Ascent Media believes it can optimize its position in the market by pursuing the following strategies:

Grow digital media management business.  Ascent Media intends to increase business with major media and entertainment clients by storing, managing and distributing their digital media, which are necessary for repurposing for file-based network origination and other forms of digital distribution. In this regard, it intends to deploy its digital media management system, which is currently deployed in Los Angeles, in the United Kingdom and the East Coast of the U.S.

Increase scale of operations.  Ascent Media intends to increase the scale of its operations through a combination of internal investment in facilities plus external investment in companies and joint ventures. Its goal is to attract additional customers in its existing lines of business and expand its business operations geographically.

Expand scope of services.  Ascent Media intends to expand the scope of its services by applying its core capabilities to new business activities, providing content management and distribution services based on electronic data files rather than physical tapes, participating in emerging high revenue-generating services such as re-formatting content for distribution to new platforms, and attracting new customers with unique service needs that are less susceptible to competitive threats.

Deploy an interconnected global media network.  Ascent Media plans to provide clients access to an Internet-based network that manages and provides solutions for integrated workflows. The network will provide global connectivity and file transport capabilities, which will make client workflows more efficient and enhance Ascent’s internal business systems.

Optimize the organization.  In order to reach the strategic goals described above, Ascent Media streamlined its internal organization in 2006. Specifically, Ascent Media re-aligned its divisional structure to become more compatible with its diversified customer base and the integrated file-based solutions that they seek.

Seasonality

The demand for Ascent Media’s core motion picture services, primarily in its creative services group, has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower demand in the winter and summer. Similarly, demand for Ascent Media’s television program services, primarily in its creative services group, is higher in the first and fourth quarters and lowest in the summer, or third quarter. Demand for Ascent Media’s commercial services, primarily in its creative services group, are fairly consistent with slightly higher activity in the third quarter. However, changes in the timing of the demand for television program services may result in increased business for Ascent Media in the summer. In addition, the timing of long-term projects in Ascent Media’s creative services group and network services group are beginning to offset the quarters in which there has been historically lower demand for Ascent Media’s motion picture and television services. Accordingly, Ascent Media expects to experience less dramatic quarterly fluctuations in its operating performance in the future.

DISCOVERY

Discovery Communications, Inc. is a leading global media and entertainment company. Discovery has grown from the 1985 launch in the United States of its core property, Discovery Channel, to current global operations in over 170 countries across six continents, with over 1.5 billion total cumulative subscription units. The term “subscription units” means, for each separate network or other programming service that Discovery offers, the number of television households that are able to receive that network or programming service from their cable, satellite or other television provider, and the term “cumulative subscription units” refers to the sum of such figures for multiple networks and/or programming services, including: (1) multiple networks received in the same household, (2) subscription units for joint venture networks, (3) subscription units for branded programming blocks, which are generally provided without charge, and (4) households that receive Discovery programming networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. Discovery operates its businesses in three groups: Discovery Networks U.S., Discovery Networks International, and Discovery Commerce, Education and Other.

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

Discovery earns revenue from global delivery of its programming pursuant to affiliation agreements with cable television and direct-to-home satellite operators (which is described as distribution revenue throughout this report), from the sale of advertising on its networks and from product and subscription sales in its commerce and education businesses. Distribution revenue includes all components of revenue earned through affiliation agreements. Discovery’s affiliation agreements typically have terms of 3 to 10 years and provide for payments based on the number of subscribers that receive Discovery’s services. Discovery has grown its global network business by securing as broad a subscriber base as possible for each of its channels by entering into affiliation agreements. After obtaining scalable distribution of its networks, Discovery invests in programming and marketing in order to build a viewing audience to support advertising sales. In certain cases, Discovery has made cash payments to distributors in exchange for carriage or has entered into contractual arrangements that allow the distributors to show certain of Discovery’s channels for extended free periods. In the United States, Discovery has the necessary audience and ratings for its programming such that advertising sales provide more revenue than channel subscriptions. Distribution revenue still accounts for the majority of the international networks’ revenue base, and this is anticipated to be the case for the foreseeable future. As a result, growing the distribution base for existing and newly launched international networks will continue to be the primary focus of the international division. No single customer represented more than 10% of Discovery’s consolidated revenue for the year ended December 31, 2006.

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

Discovery produces original programming and acquires content from numerous producers worldwide that is tailored to the specific preferences of viewers around the globe. Discovery believes it is generally well positioned for continued access to a broad range of high-quality programming for both its U.S. and international networks. It has assembled one of the largest libraries of non-fiction programming and footage in the world, due both to the aggregate purchasing power of its many networks and a policy to own as many rights as possible in the programs aired on its networks. Discovery also has long-term relationships with some of the world’s most significant non-fiction program producers, including the British Broadcasting Corporation, which we refer to as the BBC. Discovery believes the broad international appeal of its content combined with its ability to utilize its programming library on a global basis is one of its competitive advantages. Discovery is also developing programming applications designed to position the company to take advantage of emerging distribution technologies including video-on-demand, IP-delivered programming and mobile.

Discovery’s other properties consist of Discovery.com and over 100 retail outlets that offer technology, kids, lifestyle, health, science and education oriented products, as well as products related to other programming offered by Discovery. Additionally, Discovery’s newest division, Discovery Education, distributes digital-based educational products to schools and consumers primarily in the United States.

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

Discovery Networks U.S.

Discovery networks U.S. currently operates 12 channels and provides distribution and advertising sales services for BBC America and distribution services for BBC World News. The division’s channels include the Discovery Channel, TLC, Animal Planet, Travel Channel, Discovery Health Channel, Fit TV and the following emerging digital tier networks: The Science Channel, Discovery Kids, The Military Channel, Discovery Home, Discovery Times and Discovery HD Theater, which we refer to collectively as the emerging networks. All of these channels are wholly owned by Discovery other than Animal Planet, in which Discovery has an 80% ownership interest. Cox Communications, Advance/Newhouse and a subsidiary of Discovery Holding Company, combined, own the remaining 20% interest in Animal Planet. Discovery networks U.S. also operates web sites related to its channel businesses and various other new media businesses, including a video-on-demand offering distributed by various cable operators.

Discovery Networks International

Discovery networks international, or the international networks, manages a portfolio of channels, led by Discovery Channel and Animal Planet, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery networks international currently operates over 100 separate feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by Discovery with the exception of (1) the international Animal Planet channels, which are generally 50-50 joint ventures with the BBC, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan and Canada, which operate as joint ventures with strategically important local partners. As with the U.S. networks division, the international networks division operates web sites and other new media businesses.

Discovery Commerce, Education & Other

This group includes Discovery commerce, which operates a chain of retail stores in the United States that offer technology, kids, lifestyle, health, science and education-oriented products, as well as products specifically related to programming on Discovery’s networks. This division also operates a catalog and electronic commerce business selling products similar to that sold in the Discovery Channel Stores, as well as a business that licenses Discovery trademarks and intellectual property to third parties for the purpose of creating and selling retail merchandise.

This group also includes Discovery education. In 2004, the company expanded beyond its traditional education businesses of airing educational programming on its networks and selling hard copies of such programs to schools and began streaming educational video material into schools via the Internet. Discovery education now operates Unitedstreaming, Power-Media-Plus and Cosmeo, some of the leading educational broadband streaming services in the United States. These services earn revenue through subscription fees paid by schools, school districts and consumers which use the services.

Discovery Stockholders’ Agreement

A subsidiary of ours, together with a subsidiary of Cox Communications, which we refer to as Cox Communications, and Advance/Newhouse Programming Partnership, which we refer to as Advance/Newhouse, and John Hendricks, the founder and Chairman of Discovery, are parties to a Stockholders’ Agreement. We own 50%, and Cox Communications and Advance/Newhouse each own 25%, of Discovery. Mr. Hendricks is the record holder of one share of capital stock of Discovery; however, Mr. Hendricks cannot transfer this share, the share is subject to an irrevocable proxy in favor of Advance/Newhouse and the share is subject to a call arrangement pursuant to which Advance/Newhouse can purchase the share. Accordingly, we treat such share as being owned by Advance/Newhouse for purposes of Advance/Newhouse’s percentage ownership of Discovery as described in this Annual Report. As a “close corporation” under Delaware law, the stockholders manage the business of Discovery, rather than a board of directors. The Stockholders’ Agreement provides that a number of decisions affecting Discovery, such as, among other things, a decision to effect a fundamental change in its business, a merger or other business combination, issuance of Discovery’s equity securities, approval of transactions between Discovery, on the one hand, and any of its stockholders, on the other hand, and adoption of Discovery’s annual business plan, must be approved by the holders of 80% of its outstanding capital stock. In addition, other matters, such as the declaration and payment of dividends on its capital stock, require the approval of the holders of a majority of Discovery’s outstanding capital stock.

Because we own 50%, Cox Communications owns 25% and Advance/Newhouse owns 25% of the stock of Discovery, any one of us may block Discovery from taking any action that requires 80% approval. In addition, because Cox Communications and Advance/Newhouse, on the one hand, and our company, on the other, each owns 50% of the outstanding stock of Discovery, there is the possibility that the stockholders could deadlock over various other matters, which require the approval of the holders of a majority of its capital stock. To reduce the possibility that this could occur, the stockholders have given John Hendricks, the founder and Chairman of Discovery, the right (but not the obligation), subject to certain limitations, to cast a vote to break a deadlock on certain matters requiring a majority vote for approval.

The Stockholders’ Agreement also restricts, subject to certain exceptions, the ability of a stockholder to transfer its shares in Discovery to a third party. Any such proposed transfer is subject to a pro rata right of first refusal in favor of the other stockholders. If all of the offered shares are not purchased by the other stockholders, then the selling stockholder may sell all of the offered shares to the third party that originally offered to purchase such shares at the same price and on the same terms, provided that such third party agrees to be bound by the restrictions contained in the Stockholders’ Agreement. In addition, in the event that either Cox Communications or Advance/Newhouse proposes to transfer shares, Cox Communications or Advance/Newhouse, whichever is not proposing to transfer, would have a preemptive right to buy the other’s shares, and if it does not elect to purchase all such shares, then the remaining shares would be subject to the pro rata right of first refusal described above.

The Stockholders’ Agreement also prohibits Cox Communications, Advance/Newhouse and our company from starting, or acquiring a majority of the voting power of, a basic programming service carried in the United States that consists primarily of documentary, science and nature programming, subject to certain exceptions.

In connection with the spin off, Liberty contributed to us 100% of an entity that owns a 10% interest in the Animal Planet limited partnership. Our partners in this entity include Discovery, Cox Communications and Advance/Newhouse. The Stockholders’ Agreement prohibits us from selling, transferring or otherwise disposing of either of the subsidiaries that hold the Discovery interest or Animal Planet interest, respectively, unless, after such transaction, such subsidiaries are controlled by the same person or entity.

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

The Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act) directed the FCC to promulgate regulations regarding the sale and acquisition of cable programming between multi-channel video programming distributors (including cable operators) and satellite-delivered programming services in which a cable operator has an attributable interest. Because cable operators have an attributable interest in Discovery, the Discovery networks are subject to these rules. The legislation and the implementing regulations adopted by the FCC preclude virtually all exclusive programming contracts between cable operators and satellite programmers affiliated with any cable operator and the 1992 Cable Act requires that such affiliated programmers make their programming services available to cable operators and competing multi-channel video programming distributors on terms and conditions that do not unfairly discriminate among distributors. As a result, Discovery has not been, and will not be, able to enter into exclusive distribution agreements, which could provide more favorable terms than non-exclusive agreements. The contract exclusivity restrictions will sunset in 2007, unless extended by the FCC. The FCC is expected to initiate a proceeding to consider the extension of the contract exclusivity rules early in 2007.

The 1992 Cable Act required the FCC, among other things, to prescribe rules and regulations establishing reasonable limits on the number of channels on a cable system that will be allowed to carry programming in which the owner of such cable system has an attributable interest. In 1993, the FCC adopted such channel carriage limits. However, in 2001, the United States Court of Appeals for the District of Columbia Circuit found that the FCC had failed to adequately justify the channel carriage limit, vacated the FCC’s decision and remanded the rule to the FCC for further consideration. In response to the Court’s decision, the FCC issued a further notice of proposed rulemaking in 2001 to consider channel carriage limitations. The FCC issued a Second Further Notice of Proposed Rulemaking on May 17, 2005, requesting comment on these issues. If such channel carriage limitations are implemented, the ability of Cox Communications and Advance/Newhouse to carry the full range of Discovery’s networks could be limited.

The 1992 Cable Act granted broadcasters a choice of must carry rights or retransmission consent rights. The rules adopted by the FCC generally provided for mandatory carriage by cable systems of all local full-power commercial television broadcast signals selecting must carry rights and, depending on a cable system’s channel capacity, non-commercial television broadcast signals. Such statutorily mandated carriage of broadcast stations coupled with the provisions of the Cable Communications Policy Act of 1984, which require cable television systems with 36 or more “activated” channels to reserve a percentage of such channels for commercial use by unaffiliated third parties and permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access channels, could adversely affect the Discovery networks by limiting their carriage of such services in cable systems with limited channel capacity. In 2001, the FCC adopted rules relating to the cable carriage of digital television signals. Among other things, the rules clarify that a digital-only television station can assert a right to analog or digital carriage on a cable system. The FCC initiated a further proceeding to determine whether television stations may assert rights to carriage of both analog and digital signals during the transition to digital television and to carriage of all digital signals (“multicast must carry”). On February 10, 2005, the FCC denied mandatory dual carriage of a television station’s analog and digital signals during the digital television transition and mandatory carriage of all digital signals, other than its “primary” signal. Television station owners have petitioned the FCC to reconsider its decision and are seeking legislative change. Those petitions are still pending. In addition, Congress may address this issue.

In 2004, the FCC’s Media Bureau conducted a notice of inquiry proceeding regarding the feasibility of selling video programming services “a la carte”, i.e. on an individual or small tier basis. The Media Bureau released a report in November 2004, which concluded that a la carte sales of video programming services would not result in lower video programming costs for most consumers and that they would adversely affect video programming networks. On February 9, 2006, the Media Bureau released a new report which stated that the 2004 report was flawed and which concluded that a la carte sales could be in the best interests of consumers. Although the FCC likely cannot mandate a la carte sales, its endorsement of the concept could encourage Congress to consider proposals to mandate a la carte sales or otherwise seek to impose greater regulatory controls on how a la carte programming is sold. The programming companies that distribute these services in tiers or packages of programming services could experience decreased distribution if a la carte carriage were mandated.

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

Competition

The creative media services industry is highly competitive, with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as from the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, while Ascent Media’s customers, can perform similar services in-house with substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. These studios may also outsource their requirements to other independent providers like us or to other studios. Thomson, a French corporation, is also a major competitor of Ascent Media, particularly under its Technicolor brand, as is Kodak through its Laser Pacific division. Ascent Media also actively competes with certain industry participants that have a unique operating niche or specialty business. There is no assurance that Ascent Media will be able to compete effectively against these competitors. Ascent Media’s management believes that important competitive factors include the range of services offered, reputation for quality and innovation, pricing and long-term relationships with customers.

The business of distributing programming for cable and satellite television is highly competitive, both in the United States and in foreign countries. Discovery competes with other programmers for distribution on a limited number of channels. Increasing concentration in the multichannel video distribution industry could adversely affect Discovery by reducing the number of distributors available to carry Discovery’s networks, subjecting more of Discovery’s subscriber fees to volume discounts and increasing the distributors’ bargaining power in negotiating new affiliation agreements. Once distribution is obtained, Discovery’s programming services compete, in varying degrees, for viewers and advertisers with other cable and off-air broadcast television programming services as well as with other entertainment media, including home video, pay-per-view services, online activities, movies and other forms of news, information and entertainment. Discovery also competes, to varying degrees, for creative talent and programming content. Discovery’s management believes that important competitive factors include the prices charged for programming, the quantity, quality and variety of the programming offered and the effectiveness of marketing efforts.

Employees

We currently have no corporate employees. Liberty provides us with certain management and administrative services pursuant to a services agreement, which includes the services of our executive officers some of whom remain executive officers of Liberty.

As of December 31, 2006, Ascent Media had approximately 4,000 employees, most of which worked on a full-time basis. Approximately 2,900 of Ascent Media’s employees were employed in the United States, with the remaining 1,100 employed outside the United States, principally in the United Kingdom and the Republic of Singapore. Approximately 400 of Ascent Media’s employees belong to either the International Alliance of Theatrical Stage Employees in the United States or the Broadcasting Entertainment Cinematograph and Theatre Union in the United Kingdom.

As of December 31, 2006, Discovery had approximately 4,500 employees.

(d)  Financial Information About Geographic Areas

For financial information related to the geographic areas in which we do business, see note 17 to our consolidated financial statements found in Part II of this report.

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

We do not have access to the cash that Discovery generates from its operating activities.  Discovery generated approximately $480 million, $69 million and $125 million of cash from its operations during the years ended December 31, 2006, 2005 and 2004, respectively. Discovery uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Discovery generates unless Discovery declares a dividend on its capital stock payable in cash, redeems any or all of its outstanding shares of capital stock for cash or otherwise distributes or makes payments to its stockholders, including us. Historically, Discovery has not paid any dividends on its capital stock or, with limited exceptions, otherwise distributed cash to its stockholders and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Discovery’s existing debt instruments also restrict the payment of dividends and cash distributions to stockholders. We expect that Discovery will continue to apply its available cash to the expansion of its business. We do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to its stockholders, or otherwise provide us access to Discovery’s cash.

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

We do not have the right to manage Discovery, which means we cannot cause Discovery to operate in a manner that is favorable to us.  Discovery is managed by its stockholders rather than a board of directors. Generally, all significant actions to be taken by Discovery require the approval of the holders of a majority of Discovery’s shares; however, pursuant to a Stockholders’ Agreement, the taking of certain actions (including, among other things, a merger of Discovery, or the issuance of additional shares of Discovery capital stock or approval of annual business plans) require the approval of the holders of at least 80% of Discovery’s shares. Because we do not own a majority of the outstanding equity interests of Discovery, we do not have the right to manage the businesses or affairs of Discovery. Although our status as a 50% stockholder of Discovery enables us to exercise influence over the management and policies of Discovery, such status does not enable us to cause any actions to be taken. Cox Communications and Advance/Newhouse each hold a 25% interest in Discovery, which ownership interest enables each such company to prevent Discovery from taking actions requiring 80% approval.

Actions to be taken by Discovery that require the approval of a majority of Discovery’s shares may, under certain circumstances, result in a deadlock. Because we own a 50% interest in Discovery and each of Cox Communications and Advance/Newhouse own a 25% interest in Discovery, a deadlock may occur when the stockholders vote to approve an action that requires majority approval. Accordingly, unless either Cox Communications or Advance/Newhouse elects to vote with us on items that require majority action, such actions may not be taken. Pursuant to the terms of the Stockholders’ Agreement, if an action that requires approval by a majority of Discovery’s shares is approved by 50%, but not more than 50%, of the outstanding shares then the proposed action will be submitted to an arbitrator designated by the stockholders. Currently, the arbitrator is John Hendricks, the founder and Chairman of Discovery. Mr. Hendricks, as arbitrator, is entitled to cast the deciding vote on matters where the stockholders have deadlocked because neither side has a majority. Mr. Hendricks, however, is not obligated to take action to break such a deadlock. In addition, Mr. Hendricks may elect to approve actions we have opposed, if such a deadlock exists. In the event of a dispute among the stockholders of Discovery, the possibility of such a deadlock could have a material adverse effect on Discovery’s business.

The liquidity and value of our interest in Discovery may be adversely affected by a Stockholders’ Agreement to which we are a party.  Our 50% interest in Discovery is subject to the terms of a Stockholders’ Agreement among the holders of Discovery capital stock. Among other things, the Stockholders’ Agreement restricts our ability to directly sell or transfer our interest in Discovery or to borrow against its value. These restrictions impair the liquidity of our interest in Discovery and may make it difficult for us to obtain full value for our interest in Discovery should such a need arise. In the event we chose to sell all or a portion of our direct interest in Discovery, we would first have to obtain an offer from an unaffiliated third party and then offer to sell such interest to Cox Communications and Advance/Newhouse on substantially the same terms as the third party had agreed to pay.

If either Cox Communications or Advance/Newhouse decided to sell their respective interests in Discovery, then the other of such two stockholders would have a right to acquire such interests on the terms set by a third party offer obtained by the selling stockholder. If the non-selling stockholder elects not to exercise this acquisition right, then, subject to the terms of the Stockholders’ Agreement, we would have the opportunity to acquire such interests on substantially the terms set by a third party offer obtained by the selling stockholder. We anticipate that the purchase price to acquire the interests held by Cox Communications or Advance/Newhouse would be significant and could require us to obtain significant funding in order to raise sufficient funds to purchase one or both of their interests. This opportunity to purchase the Discovery interests held by Cox Communications and/or Advance/Newhouse may arise (if at all) at a time when it would be difficult for us to raise the funds necessary to purchase such interests.

We do not have the ability to require Cox Communications or Advance/Newhouse to sell their interests in Discovery to us, nor do they have the ability to require us to sell our interest to them. Accordingly, the current governance relationships affecting Discovery may continue indefinitely.

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

A loss of any of Ascent Media’s large customers would reduce our revenue. Although Ascent Media serviced over 3,800 customers during the year ended December 31, 2006, its ten largest customers accounted for approximately 48% of its consolidated revenue and Ascent Media’s single largest customer accounted for approximately 8% of its consolidated revenue during that period. The loss of, and the failure to replace, any significant portion of the services provided to any significant customer could have a material adverse effect on the business of Ascent Media.

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

Discovery’s revenue is dependent upon the maintenance of affiliation agreements with cable and satellite distributors on acceptable terms.  Discovery earns a significant portion of its revenue from per-subscriber license fees paid by cable operators, direct-to-home (DTH) satellite television operators and other channel distributors. Discovery’s networks maintain affiliation arrangements that enable them to reach a large percentage of cable and direct broadcast satellite households across the United States, Asia, Europe and Latin America. These arrangements are generally long-term arrangements ranging from 3 to 10 years. These affiliation arrangements usually provide for payment to Discovery based on the numbers of subscribers that receive the Discovery networks. Discovery’s core networks depend on achieving and maintaining carriage within the most widely distributed cable programming tiers to maximize their subscriber base and revenue. The loss of a significant number of affiliation arrangements on basic programming tiers could reduce the distribution of Discovery’s networks, thereby adversely affecting such networks’ revenue from per-subscriber fees and their ability to sell advertising or the rates they are able to charge for such advertising. Those Discovery networks that are carried on digital tiers are dependent upon the continued upgrade of cable systems to digital capability and the public’s continuing acceptance of, and willingness to pay for upgrades to, digital cable, as well as Discovery’s ability to negotiate favorable carriage agreements on widely accepted digital tiers.

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

Our businesses operate in an increasingly competitive market, and there is a risk that our businesses may not be able to effectively compete with other providers in the future.  The entertainment and media services and programming businesses in which we compete are highly competitive and service-oriented. Ascent Media has few long-term or exclusive service agreements with its creative services customers. Business generation in these groups is based primarily on customer satisfaction with reliability, timeliness, quality and price. The major motion picture studios, which are Ascent Media’s customers, such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company, Metro-Goldwyn-Mayer and Warner Brothers, have the capability to perform similar services in-house. These studios also have substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. Thus, depending on the in-house capacity available to some of these studios, a studio may be not only a customer but also a competitor. There are also numerous independent providers of services similar to Ascent Media’s. Thomson, a French corporation, is also a major competitor of Ascent Media, particularly under its Technicolor brand, as is Kodak through its Laser Pacific division. We also actively compete with certain industry participants that have a unique operating niche or specialty business. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or Ascent Media’s other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, Ascent Media’s operations could be materially and adversely affected.

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

Discovery’s program offerings must also compete for viewers and advertisers with other entertainment media, such as home video, online activities and movies. Increasing audience fragmentation could have an adverse effect on Discovery’s advertising and subscription revenue. In addition, the cable television and direct-to-home satellite industries have been undergoing a period of consolidation. As a result, the number of potential buyers of the programming services offered by Discovery is decreasing. In this more concentrated market, there can be no assurance that Discovery will be able to obtain or maintain carriage of its programming services by distributors when its current long-term contracts are up for renewal.

We have overlapping directors and management with Liberty and Liberty Global, Inc., which may lead to conflicting interests.  Five of our six executive officers also serve as executive officers of Liberty and one of our executive officers serves as an executive officer of Liberty Global, Inc., or LGI. LGI is an independent, publicly traded company, which was formed in connection with the business combination between UnitedGlobalCom, Inc. and Liberty Media International, Inc., or LMI. All of the shares of LMI were distributed by Liberty to its shareholders in June 2004. Our board of directors includes persons who are members of the board of directors of Liberty and/or LGI. We do not own any interest in Liberty or LGI, and to our knowledge Liberty and LGI do not own any interest in us. The executive officers and the members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty and/or LGI have fiduciary duties to such company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there may be the potential for a conflict of interest when we, Liberty or LGI look at acquisitions and other corporate opportunities that may be suitable for each of us. Moreover, most of our directors and officers continue to own Liberty and/or LGI stock and options to purchase Liberty and/or LGI stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and Liberty or LGI. On June 1, 2005, the board of directors of Liberty adopted a policy statement that, subject to certain qualifications, including the fiduciary duties of Liberty’s board of directors, Liberty will use its commercially reasonable efforts to make available to us any corporate opportunity relating to the acquisition of all or substantially all of the assets of, or equity securities representing “control” (as defined in the policy statement) of, any entity whose primary business is the acquisition, creation and/or distribution of television programming consisting primarily of science and nature programming for distribution primarily in the “basic” service provided by cable and satellite television distributors. This policy statement of Liberty’s board of directors can be amended, modified or rescinded by Liberty’s board of directors in its sole discretion at any time, and the policy automatically terminates without any further action of the board of directors of Liberty on the second anniversary of the distribution date. From time to time, Liberty or LGI or their respective affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

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

Ascent Media’s operations are conducted at over 80 properties. In the United States, Ascent Media occupies owned and leased properties in California, Connecticut, Florida, Georgia, New Jersey, New York and Virginia; the network services group also operates a satellite earth station and related facilities in Minnesota. Internationally, Ascent Media has owned and leased properties in London, England. In addition, the creative services group operates a leased facility in Mexico City, Mexico, and has a 50% owned equity affiliate with facilities in Barcelona and Madrid, Spain, and the network services group operates two leased facilities in the Republic of Singapore. Worldwide, Ascent Media leases approximately 1.4 million square feet and owns another 325,000 square feet. In the United States, Ascent Media’s leased properties total approximately 1.1 million square feet and have terms expiring between March 2007 and April 2015. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage. Ascent Media’s international leases have terms that expire between March 2007 and September 2020, and are also used for technical operations, office space and media storage. Over half of the international leases have extension clauses. Approximately 250,000 square feet of Ascent Media’s owned properties are located in Southern California, with another 45,000 square feet located in Northvale, New Jersey, Tappan, New York, Minneapolis, Minnesota and Stamford, Connecticut. In addition, Ascent Media owns approximately 30,000 square feet in London, England. Nearly all of Ascent Media’s owned properties are purpose-built for its technical and creative service operations. Ascent Media’s facilities are adequate to support its current near term growth needs.

Item 3.	Legal Proceedings.

The registrant and its subsidiaries are not a party to any material legal proceedings.

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

	Series A		Series B
	High	Low	High	Low

2006
First quarter	$15.65	13.88	15.96	13.58
Second quarter	$15.18	13.61	15.21	13.73
Third quarter	$14.82	12.81	14.54	12.97
Fourth quarter	$16.96	14.18	16.85	13.97
2005
July 21, 2005 through September 30, 2005	$16.30	13.51	16.77	14.40
Fourth quarter	$16.23	13.69	16.80	13.59

Holders

As of February 6, 2007, there were approximately 84,000 and 700 record and beneficial holders of our Series A common stock and Series B common stock, respectively.

Dividends

We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of shareholders.

Item 6.	Selected Financial Data.

Effective July 21, 2005, Liberty Media Corporation (“Liberty”) completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of Liberty’s Series A and Series B common stock. Subsequent to the spin off, we are a separate publicly traded company and we and Liberty operate independently. The spin off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, our historical financial statements are presented in a manner similar to a pooling of interest.

The following tables present selected historical information relating to our financial condition and results of operations for the past five years. The following data should be read in conjunction with our consolidated financial statements.

	December 31,
	2006	2005	2004	2003	2002
	amounts in thousands

Summary Balance Sheet Data:

Investment in Discovery Communications, Inc.	$3,129,157	3,018,622	2,945,782	2,863,003	2,816,513
Goodwill	$2,074,789	2,133,518	2,135,446	2,130,897	2,104,705
Total assets	$5,870,982	5,819,236	5,564,828	5,396,627	5,373,150
Stockholders’ equity	$4,549,264	4,575,425	4,347,279	4,260,269	3,617,417

	Years ended December 31,
	2006	2005	2004	2003	2002
	amounts in thousands,
	except per share amounts

Summary Statement of Operations Data:

Net revenue	$688,087	694,509	631,215	506,103	539,333
Operating income (loss)(1)	$(115,137)	(1,402)	16,935	(2,404)	(61,452)
Share of earnings (losses) of Discovery	$103,588	79,810	84,011	37,271	(32,046)
Net earnings (loss)(1)	$(46,010)	33,276	66,108	(52,394)	(129,275)
Basic and diluted earnings (loss) per common share(2)	$(0.16)	0.12	0.24	(0.19)	(0.46)

(1)	Includes impairment of goodwill and other long-lived assets of $93,402,000 and $83,718,000 for the years ended December 31, 2006 and 2002, respectively.

(2)	Basic and diluted net earnings (loss) per common share is based on (1) 280,199,000 shares, which is the number of shares issued in the spin off, for all periods prior to the spin off and (2) the actual number of weighted average outstanding shares for all periods subsequent to the spin off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

Effective July 21, 2005, Liberty completed a spin off transaction pursuant to which our capital stock was distributed as a dividend to holders of Liberty’s Series A and Series B common stock. Subsequent to the spin off, we are a separate publicly traded company and we and Liberty operate independently. The spin off did not involve the payment of any consideration by the holders of Liberty common stock and was intended to qualify as a tax-free spin off. The spin off has been accounted for at historical cost due to the pro rata nature of the distribution. We are a holding company and our businesses and assets include Ascent Media Group, LLC (“Ascent Media”), which we consolidate, and a 50% ownership interest in Discovery Communications, Inc. (“Discovery” or “DCI”), which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our financial statements. In addition to the foregoing assets, immediately prior to the spin off, Liberty transferred to a subsidiary of our company $200 million in cash.

Ascent Media provides creative and network services to the media and entertainment industries. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Subsequent to an operational realignment in 2006, Ascent Media’s operations are organized into the following three groups: Creative services, Network services and Corporate and other. Ascent Media has few long-term or exclusive agreements with its creative services customers.

In 2007, Ascent Media will continue to focus on leveraging its broad array of media services to market itself as a full service provider to new and existing customers within the feature film and television production industry. Ascent Media also believes it can optimize its position in the market by growing its digital media management business. With facilities in the U.S., the United Kingdom, Asia and Mexico, Ascent Media hopes to increase its services to multinational companies. The challenges that Ascent Media faces include differentiating its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to satisfy customers’ desire for services using the latest technology.

Our most significant asset is Discovery, in which we do not have a controlling financial interest. Discovery is a global media and entertainment company that provides original and purchased video programming in the United States and over 170 other countries. We account for our 50% ownership interest in Discovery using the equity method of accounting. Accordingly, our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and financial condition below.

Acquisitions

AccentHealth.  Effective January 27, 2006, one of our subsidiaries acquired substantially all of the assets of AccentHealth, LLC’s (“AccentHealth”) healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results as part of the network services group since the date of acquisition.

Cinetech.  On October 20, 2004, Ascent Media acquired substantially all of the assets of Cinetech, Inc., a film laboratory and still image preservation and restoration company, for $10,000,000 in cash plus contingent compensation of up to $1,500,000 to be paid based on the satisfaction of certain contingencies as set forth in the purchase agreement. Cinetech is included in Ascent Media’s creative services group.

London Playout Centre.  On March 12, 2004, Ascent Media acquired the entire issued share capital of London Playout Centre Limited, for a cash purchase price of $36,573,000. London Playout Centre, which we refer to as LPC, is a UK-based television channel origination facility. LPC is included in Ascent Media’s network services group.

Operating Cash Flow

We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to invest in ongoing capital expenditures and service any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles, or GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 17 to the accompanying consolidated financial statements for a reconciliation of operating cash flow to earnings (loss) before income taxes.

Results of Operations

Our consolidated results of operations include general and administrative expenses incurred at the DHC corporate level, 100% of Ascent Media’s and AccentHealth’s results and our 50% share of earnings of Discovery.

Ascent Media’s creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. Additionally, the creative services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these creative services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. The creative services group includes Ascent Media’s digital media center which is developing new products and businesses in areas such as digital imaging, digital media and interactive media.

The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s revenues are also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 60% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 40% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Corporate related items and expenses are reflected in Corporate and other, below. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

Our consolidated results of operations for the year ended December 31, 2006 include approximately eleven months of results for AccentHealth. The consolidated results of operations for the year ended December 31, 2004 include approximately nine months of results for LPC and approximately two months of results for Cinetech.

	Years ended December 31,
	2006	2005	2004
	amounts in thousands

Segment Revenue
Creative Services group	$417,876	421,797	405,026
Network Services group	270,211	272,712	226,189
Corporate and other	—	—	—

	$688,087	694,509	631,215

Segment Operating Cash Flow
Creative Services group	$52,554	70,708	72,903
Network Services group	49,522	55,877	62,537
Corporate and other	(43,347)	(47,960)	(37,645)

	$58,729	78,625	97,795

Revenue.  Our total revenue decreased 0.9% and increased 10.0% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. In 2006, creative services group revenue decreased $3,921,000 as a result of (i) an $8,400,000 decline in media services due to lower traditional media and DVD services from major studios partially offset by continued growth in new digital services and (ii) lower television revenue of $2,165,000 driven by declines in the U.K. broadcast work, partially offset by higher television audio and post services in the U.S. These creative services revenue decreases were partially offset by a $6,535,000 increase in commercial services, driven primarily by strong U.S. demand, and higher feature revenue of $1,770,000, driven by an increased number of titles for post production services, partially offset by smaller size feature sound projects and lower home theatre. Network services group’s 2006 revenue decreased $2,501,000 as a result of (i) a decline in systems integration and services revenue of $11,080,000, reflecting significant one-time projects in 2005 and (ii) lower revenue in the U.K. of $15,060,000, primarily as a result of termination of content distribution contracts. These network services revenue decreases were partially offset by the acquisition of AccentHealth in 2006, which generated $20,873,000 of revenue, and by increased content distribution activity in the U.S. and Singapore.

In 2005, creative services group revenue increased $16,771,000 as a result of a $7,330,000 increase in commercial revenue, primarily in the U.S., a $4,660,000 increase due to strong sales of U.S. television services from an increased number of shows, and $9,906,000 of higher lab revenue driven by the acquisition of Cinetech. These increases were offset by declining sound services revenue of $2,960,000 resulting from lower sales of services for features and games and lower media services volumes of $2,470,000 from traditional services, subtitling and DVD, partially offset by higher digital services. Network services group’s 2005 revenue increased $46,523,000 due to $9,423,000 of revenue related to the LPC acquisition, $33,634,000 from a higher number of large engineering and systems integration projects and $13,083,000 of higher origination business revenue and other new initiatives, partially offset by the $9,550,000 effect of lower renewal rates on certain ongoing broadcast services contracts.

Cost of Services.  Our cost of services increased 1.9% and 17.2% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. In 2006, the increase in cost of services is driven by the AccentHealth acquisition which contributed costs of $6,439,000 and by changes in foreign currency exchange rates of $1,367,000. The 2005 increase is partially attributable to the 2004 acquisitions discussed above, which contributed $12,109,000 in cost of services. In addition, cost of services increased in 2005 due to a change in revenue mix driven by higher systems engineering and integration projects in the network services group which have higher production and engineering labor and production material and equipment costs.

As a percent of revenue, cost of services was 66.1%, 64.2% and 60.2% for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in each year is driven by increases in labor costs partially offset by decreases in materials cost. Labor costs have increased as the revenue mix moves toward more labor intensive feature services and as projects have become increasingly more integrated, with complex work flows requiring higher levels of production labor and project management.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”), (excluding stock-based compensation and accretion expense on asset retirement obligations), increased 2.8% and 11.0% for the years ended December 31, 2006 and 2005, respectively, as compared to the corresponding prior year. For 2006, the acquisition of AccentHealth added $6,565,000 of SG&A expense, slightly offset by lower personnel costs and professional fees. The 2005 increase in SG&A expense is primarily attributable to the impact of the 2004 acquisitions of $5,270,000 and the growth in 2005 revenue driving higher labor, facility and selling expenses. As a percent of revenue, SG&A increased from 24.5% to 25.4% for the years ended December 31, 2005 and 2006, respectively, due to the acquisition of AccentHealth in 2006, combined with a slight overall decline in revenue.

Corporate and other operating cash flow improved $4,613,000 in 2006 primarily due to lower Ascent Media corporate expenses, partially offset by an increase in DHC corporate, general and administrative expenses which were $9,360,000 and $6,467,000 for the years ended December 31, 2006 and 2005, respectively. The 2005 decrease in operating cash flow of $10,315,000 is due to DHC corporate expenses, which primarily relate to the Spin Off ($5,072,000) and charges pursuant to the services agreement with Liberty subsequent to the Spin Off ($876,000), and to higher Ascent Media corporate expenses ($3,848,000) as a result of higher labor, facility, and professional services costs related to reengineering of corporate departments and processes and to a legal settlement.

Depreciation and Amortization.  The decrease in depreciation and amortization expense from 2005 to 2006 is due to assets becoming fully depreciated partially offset by capital expenditures and the AccentHealth acquisition. Depreciation and amortization were comparable in 2005 and 2004.

Stock Compensation.  Stock-based compensation was $1,817,000, $4,383,000 and $2,775,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in SG&A in the Consolidated Statements of Operations and Comprehensive Earnings (Loss). Effective January 1, 2006, we adopted Statement No. 123R. Statement No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in our consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

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

On May 24, 2005, Liberty commenced an offer to purchase certain stock options and SARs held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately $2.15 million. The offer to purchase expired at 9:00 p.m., Pacific time, on June 21, 2005. Eligible employees tendered options with respect to 1,121,673 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.14 million. In connection with these purchases, Ascent Media recorded 2005 compensation expense of $3,830,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs, (2) the previously unamortized in-the-money value related to the Ascent Media Options and (3) ongoing amortization of the unexercised Ascent Media options.

As of December 31, 2006, the total compensation cost related to unvested equity awards was $1.1 million. Such amount will be recognized in our consolidated statements of operations through 2009.

Restructuring Charges.  On August 18, 2006, Ascent Media announced that it intended to streamline its structure into two global operating divisions — creative services group and network services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements (the “2006 Restructuring”). The operations of the media management services group were realigned with the other two groups, which was completed in the fourth quarter of 2006. As a result of the realignment, Ascent Media recorded a restructuring charge of $12,092,000 during the year ended December 31, 2006, primarily related to severance. These restructuring activities were primarily in the Corporate and other group in the United States and United Kingdom.

During the year ended December 31, 2005, Ascent Media recorded a restructuring charge of $4,112,000 related to the consolidation of certain operating facilities resulting in excess leased space, consolidation expenses and severance from reductions in headcount. These restructuring activities were implemented to improve ongoing operating efficiencies and effectiveness primarily in the creative services group in the U.K. There was no restructuring charge in 2004.

Impairment of Goodwill.  As a result of the 2006 Restructuring and the declining financial performance of the media management services group, including ongoing operating losses driven by technology and customer requirement changes in the industry, the media management services group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. This test resulted in a goodwill impairment loss for the media management services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Share of Earnings of Discovery.  Our share of earnings of Discovery increased $23,778,000 or 29.8% in 2006 and decreased $4,201,000 or 5.0% in 2005. The 2006 increase is due to Discovery’s higher operating income partially offset by higher interest expense and the change in minority interests in consolidated subsidiaries. Discovery’s net income decreased in 2005 as increases in revenue and operating income were more than offset by increases in interest expense and income tax expense.

For a more detailed discussion of Discovery’s results of operations, see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations of Discovery.”

Income Taxes.  For the year ended December 31, 2006, we recorded income tax expense of $43,942,000, but had a loss before taxes of $2,068,000. The pre-tax loss resulted primarily from a $93,402,000 goodwill impairment charge recorded in the third quarter of 2006, for which we receive no tax benefit. Our effective tax rate was 59.5% and 34.6% for the years ended December 31, 2005 and 2004, respectively. While we were a subsidiary of Liberty, we calculated our deferred tax liabilities using Liberty’s blended weighted average state tax rate. Subsequent to our spin off, we assessed such rate in light of the fact that we are located primarily in California, which has a higher state income tax rate than many of the other states in which Liberty does business, and we determined that our effective tax rate should be increased from 39% to 39.55%. This increase resulted in additional deferred tax expense in 2005 of $15,263,000. Our income tax rate in 2005 was higher than the federal income tax rate of 35% due to state and foreign tax expense.

Net Earnings (Loss).  We recorded net earnings (loss) of ($46,010,000), $33,276,000 and $66,108,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The change between each of these years is discussed in the aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

For the year ended December 31, 2006, our primary uses of cash were capital expenditures ($77,541,000) and acquisitions ($46,793,000). We funded these investing activities with cash from operating activities of $73,633,000 and with our available cash. Of the foregoing 2006 capital expenditures, $20,316,000 relates to the buildout of Ascent Media’s existing facilities for customer specific contracts. The remainder of our capital expenditures relates to purchases of new equipment and the upgrade of existing facilities and equipment. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

In 2007, Ascent Media and AccentHealth expect to spend approximately $60,000,000 for capital expenditures, which we expect will be funded with their cash from operations and cash on hand.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2006 is summarized below:

	Payments due by period
	Less than			After 5
	1 year	1-3 years	4-5 years	years	Total
	amounts in thousands

Operating leases	$32,058	56,801	44,026	59,144	192,029
Other	—	6,100	—	—	6,100

Total contractual obligations	$32,058	62,901	44,026	59,144	198,129

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the potential impact of the adoption of FIN 48 on our consolidated balance sheet and statements of operations and comprehensive earnings (loss), and do not believe this adoption will have a material impact.

Critical Accounting Estimates

Valuation of Long-lived Assets and Amortizable Other Intangible Assets.  We perform impairment tests for our long-lived assets if an event or circumstance indicates that the carrying amount of our long-lived assets may not be recoverable. In response to changes in industry and market conditions, we may also strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Such activities could result in impairment of our long-lived assets or other intangible assets. We are subject to the possibility of impairment of long-lived assets arising in the ordinary course of business. We regularly consider the likelihood of impairment and recognize impairment if the carrying amount of a long-lived asset or intangible asset is not recoverable from its undiscounted cash flows in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. Impairment is measured as the difference between the carrying amount and the fair value of the asset. We use both the income approach and market approach to estimate fair value. Our estimates of fair value are subject to a high degree of judgment. Accordingly, any value ultimately derived from our long-lived assets may differ from our estimate of fair value.

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

Valuation of Trade Receivables.  We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $156,481,000, net of allowance for doubtful accounts of $9,045,000, as of December 31, 2006.

Valuation of Deferred Tax Assets.  In accordance with SFAS No. 109, “Accounting for Income Taxes”, we review the nature of each component of our deferred income taxes for reasonableness. We have determined that it is more likely than not that we will not realize the tax benefits associated with certain cumulative net operating loss carry forwards and impairment reserves, and as such, we have established a valuation allowance of $96,223,000 and $91,235,000 as of December 31, 2006 and 2005, respectively.

Discovery

We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in the statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the years ended December 31, 2006, 2005 and 2004 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The information included in this section should be read in conjunction with the audited financial statements of Discovery for the year ended December 31, 2006 included elsewhere herein. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of their operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare their own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

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

The U.S. networks is Discovery’s largest division. It owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America and distribution services for BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that is distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education & other includes Discovery’s retail chain store operations and other direct consumer marketing activities, as well as Discovery education, which manages Discovery’s distribution of education content to schools and consumers.

Consolidated Results of Discovery

	Years ended December 31,
	2006	2005	2004
	amounts in thousands

Revenue
Advertising	$1,243,500	1,187,823	1,133,807
Distribution	1,434,901	1,198,686	976,362
Other	334,587	285,245	255,177

Total revenue	3,012,988	2,671,754	2,365,346

Expenses
Cost of revenue	(1,120,377)	(979,765)	(846,316)
SG&A expense	(1,170,187)	(1,005,351)	(856,340)

Operating cash flow	722,424	686,638	662,690

Expenses arising from long-term incentive plans	(39,233)	(49,465)	(71,515)
Depreciation & amortization	(133,634)	(123,209)	(129,011)
Gain on sale of patents	—	—	22,007

Operating income	549,557	513,964	484,171

Other Income (Expense)
Interest expense, net	(194,227)	(184,575)	(167,420)
Realized and unrealized gains from derivative instruments, net	22,558	22,499	45,540
Minority interests in consolidated subsidiaries	(2,451)	(43,696)	(54,940)
Other	8,527	13,771	2,470

Income before income taxes	383,964	321,963	309,821
Income tax expense	(176,788)	(162,343)	(141,799)

Net income	$207,176	159,620	168,022

Business Segment Results of Discovery

	Years ended December 31,
	2006	2005	2004
	amounts in thousands

Revenue
U.S. networks	$1,926,180	1,743,358	1,599,678
International networks	879,074	738,094	596,450
Discovery commerce, education & other	207,734	190,302	169,218

Total revenue	$3,012,988	2,671,754	2,365,346

Operating Cash Flow
U.S. networks	$727,469	643,366	597,922
International networks	116,446	107,096	101,875
Discovery commerce, education & other	(121,491)	(63,824)	(37,107)

Total operating cash flow	$722,424	686,638	662,690

Note:	Discovery commerce, education & other includes intercompany eliminations. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue.  Discovery’s consolidated revenue increased 13% for each of the years ended December 31, 2006 and 2005 as compared to the corresponding prior year. Increased revenue was primarily due to increases of 20% and 23% in distribution revenue for 2006 and 2005, respectively, as well as an increase of 5% in advertising revenue for each of the same periods. Other revenue increased 17% and 12% for 2006 and 2005.

Distribution revenue increased $128,901,000 or 18% and $130,609,000 or 22% at the U.S. networks during the years ended December 31, 2006 and 2005, respectively. These increases are due to an 11% and 10% increase in paying subscription units for the years ended December 31, 2006 and 2005, respectively, combined with contractual rate increases. Launch amortization at the U.S. networks, a contra-revenue item, was $72,585,000, $67,750,000 and $93,763,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Many of Discovery’s domestic networks are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates.

At the international networks, distribution revenue increased 23% and 25% during 2006 and 2005, respectively. Such increases were principally comprised of combined revenue growth in Europe and Latin America of $96,897,000 during 2006 and growth in Europe and Asia of $79,767,000 during 2005, resulting from a 2006 increase in paying subscription units of 13% combined with contractual rate increases in certain markets. Discovery also experienced a 2006 full year impact of new channel launches in Italy, France and Germany. Subsequent to December 31, 2006, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its European cable networks and paid a distributor $185.4 million. Such payment will be amortized over a five year term, resulting in an approximate $35 million annual reduction in international distribution revenue.

Advertising revenue, which includes revenue from paid programming, experienced a 5% increase for each of the years ended December 31, 2006 and 2005, with a $34,710,000 or 14% increase at the international networks and a $20,879,000 or 2% increase at the U.S. networks from 2005 to 2006. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide. The increase in advertising revenue at the U.S. networks was primarily due to higher advertising sell-out rates and higher audience delivery on certain channels. Paid programming, where Discovery sells blocks of time primarily for infomercials that are aired during the overnight hours on certain networks, represented 6% of total advertising revenue for each of the years ended December 31, 2006, 2005 and 2004.

The increase in advertising revenue during 2005 was primarily due to a 28% increase at the international networks. Over two-thirds of the international networks’ advertising revenue is generated by its operations in the United Kingdom and Europe. The increase in international networks advertising revenue was comprised of a $36,926,000 increase resulting from higher viewership in the U.K. combined with an increased subscriber base in the U.K. and Europe. Advertising revenue at the U.S. networks was essentially flat in 2005, increasing $1,316,000, as higher rates at certain of the larger networks, combined with growth at other newer networks, was offset by decreases resulting from lower audience delivery at certain of the larger networks.

With 12 domestic channels, Discovery offers solutions to advertisers that allow them to reach a broad range of U.S. audience demographics in the face of increasing fragmentation of audience share. The television industry is facing several issues with regard to its advertising revenue, including (1) audience fragmentation caused by the proliferation of other television networks, video-on-demand offerings from cable and satellite companies and broadband content offerings; (2) the deployment of digital video recording devices, allowing consumers to time shift programming and skip or fast-forward through advertisements; and (3) consolidation within the advertising industry, shifting more leverage to the bigger agencies and buying groups.

Commerce, education and other revenue increased $10,577,000 and $10,959,000 related to the education business and increased $10,051,000 and $9,163,000 related to the commerce business for the years ended December 31, 2006 and 2005, respectively. During the fourth quarter of 2006, Discovery made a number of organizational and strategic adjustments to its education business to focus the resources dedicated to the company’s direct-to-school distribution platform, unitedstreaming, as well as the division’s other premium direct-to-school subscription services. Subsequent to December 31, 2006, Discovery initiated a strategic review of its commerce business to evaluate potential new operating alternatives with respect to such business unit.

Cost of Revenue.  Cost of revenue increased 14% and 16% for the years ended December 31, 2006 and 2005, respectively. As a percent of revenue, cost of revenue was 37%, 37% and 36% for the years ended December 31, 2006, 2005 and 2004, respectively. The $140,612,000 increase in 2006 primarily resulted from a $94,981,000 increase in content amortization expense due to continued investment in original productions across the U.S. networks combined with increases in Europe associated with the launch of several networks to create a package of lifestyle-focused programming, along with a new free-to-air channel in Germany branded as DMAX.

The increase in 2005 primarily resulted from a $106,901,000 increase in content amortization expense due to continued investment across all U.S. networks in original productions and high profile specials and continued investment in the lifestyles category internationally, particularly in Europe. These increases were offset partially by a net aggregate benefit of approximately $11 million related to reductions in estimates for music rights accruals.

SG&A Expenses.  SG&A expenses increased 16% and 17% during the years ended December 31, 2006 and 2005, respectively. As a percent of revenue, SG&A expense was 39%, 38% and 36% for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, SG&A expenses increased $32,535,000, $67,275,000 and $50,817,000 in the U.S. networks, international networks and education groups, respectively. SG&A expense within the commerce group was relatively consistent with the prior year period. In U.S. networks, the increase is primarily due to a $33,312,000 or 20% increase in personnel expense resulting from compensation increases combined with increased headcount from acquisitions. In international networks, the increase is primarily due to a $38,202,000 or 32% increase in personnel expense, resulting from infrastructure expansions in Europe and Asia which increased headcount and office locations, a $5,888,000 or 7% increase in marketing expense resulting from marketing campaigns in Europe and Asia for the launch of new channels and a $16,920,000 or 16% increase in general and administrative expenses to support the growth of the business, coupled with the effects of foreign currency exchange rates. As a percent of revenue, international SG&A expense was consistent at 43% for both of the years ended December 31, 2006 and 2005. In the education group, the increase is primarily due to (i) a $23,539,000 or 98% increase in personnel expense, resulting primarily from a full year of salary expense for headcount hired in 2005 and (ii) a $19,142,000 or 174% increase in marketing expense resulting mainly from Discovery’s investment in Cosmeo, a new consumer homework help service. In 2007, Discovery implemented cost cutting measures in its education group which should reduce personnel expense for that group in comparison to 2006.

Within the different business segments during 2005, SG&A expense decreased 2% at the U.S. networks and increased 34% and 65% at the international networks and Discovery commerce, education and other, respectively. The increase at the international networks was caused by a $27,872,000 increase in personnel expense resulting from adding headcount as the business expands, particularly in the U.K. and Europe combined with a $27,124,000 increase in marketing expense associated with branding and awareness efforts related to the lifestyles category initiative. The increase at Discovery commerce, education and other is comprised of a $34,329,000 increase primarily resulting from acquisitions and organic growth in Discovery’s education business.

Expenses Arising from Long-term Incentive Plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plans, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and vest at a rate of 25% per year. In August 2005, Discovery discontinued one of its LTIPs and settled all amounts with cash. Discovery established a new LTIP in October 2005 (the “2005 LTIP Plan”) for certain eligible employees pursuant to which participants in Discovery’s remaining plan could elect to (1) continue in such plan or (2) redeem vested units and convert partially vested units to the 2005 LTIP Plan. Substantially all participants in the remaining plan redeemed their vested units and received partially vested units in the 2005 LTIP Plan. Certain eligible employees were also granted new units in the 2005 LTIP Plan. The value of units in the 2005 LTIP Plan is indexed to the value of DHC Series A common stock, and upon redemption, participants receive a cash payment based on the change in market price of DHC Series A common stock. Under the old plans, upon exercise, participants received a cash payment for the increase in value of the units from the unit value on the date of issuance determined by the year over year change in Discovery’s aggregate equity value, using a consistent methodology. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense aggregated $39,233,000 and $49,465,000 for the years ended December 31, 2006 and 2005, respectively. The decrease is primarily the result of the change in unit value determination for the 2005 LTIP Plan units. If the remaining vested LTIP awards at December 31, 2006 were redeemed, the aggregate cash payments by Discovery would be approximately $36,650,000.

Depreciation and Amortization.  The increase in depreciation and amortization for the year ended December 31, 2006 is due to an increase in new assets placed in service combined with acquisition activity occurring during 2006. The decrease in depreciation and amortization for the year ended December 31, 2005 is due to intangibles becoming fully amortized and a decrease in the depreciable asset base resulting from a reduction in the number of retail stores, offset by new assets placed in service during 2005.

Gain on Sale of Patents.  In 2004, Discovery recorded a gain on the sale of certain of its television technology patents. The $22 million gain represents the sale price less the costs incurred to sell the patents. The cost of developing the technology had been expensed in prior years to SG&A expense. Discovery does not expect a significant amount of income from patent sales in the future.

Other Income and Expense

Interest Expense.  The increase in interest expense during the years ended December 31, 2006 and 2005 is primarily due to higher levels of outstanding debt in both years combined with increases in interest rates during those periods.

Unrealized Gains from Derivative Instruments, net.  Unrealized gains from derivative transactions relate, primarily, to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized $10,352,000, $29,109,000 and $44,060,000 in unrealized gains on these instruments during the years ended December 31, 2006, 2005 and 2004, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority Interests in Consolidated Subsidiaries.  Minority interest represents increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value.

Other.  Other income in 2006 relates primarily to Discovery’s equity share of earnings on their joint ventures. Other income in 2005 relates primarily to the gain on sale of one of Discovery’s investments.

Income Taxes.  Discovery’s effective tax rate was 46%, 50% and 46% for 2006, 2005 and 2004, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

Liquidity & Capital Resources

Discovery generated $479,911,000, $68,893,000 and $124,704,000 of cash from operations during the years ended December 31, 2006, 2005 and 2004, respectively. Discovery’s payments under its long-term incentive plans were $841,000, $325,756,000 and $240,752,000 for each of the same periods, respectively, driving a significant use of cash in 2005 and 2004. For a further discussion of Discovery’s LTIP, please see Note 14 to the Discovery consolidated financial statements.

One of Discovery’s primary investing activities in 2006, 2005 and 2004 was payments of $180,000,000, $92,874,000 and $148,880,000, respectively, to acquire mandatorily redeemable securities related to minority interests in certain consolidated subsidiaries. In 2006, $100,000,000 and $80,000,000 was paid for the New York Times and the British Broadcasting Corporation mandatorily redeemable securities, respectively. Discovery also spent $90,138,000, $99,684,000 and $88,100,000 on capital expenditures during the years ended December 31, 2006, 2005 and 2004, respectively. During the same periods, Discovery paid $194,905,000, $400,000 and $17,218,000 for business acquisitions, net of cash acquired.

In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, two revolving loan facilities and various senior notes payable. During the year ended December 31, 2006, net incremental borrowings under debt facilities aggregated approximately $16,813,000. Total commitments of these facilities were $4,059,000,000 at December 31, 2006. Debt outstanding on these facilities aggregated $2,607,000,000 at December 31, 2006, providing excess debt availability of $1,452,000,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

All term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at December 31, 2006.

In 2007, Discovery expects to spend approximately $100,000,000 for capital expenditures and $180,000,000 for interest expense. Payments to satisfy LTIP obligations are not expected to be significant in 2007. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

Contractual Obligations.  Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

A summary of all of the expected payments for these commitments as well as future principal payments under the current debt arrangements and minimum payments under capital leases at December 31, 2006 is as follows:

	Payments due by period(2)
		Less than			After 5
	Total	1 year	1-3 years	4-5 years	years
	amounts in thousands

Long-term debt	$2,607,300	—	860,300	1,032,000	715,000
Capital leases	38,900	9,300	14,600	9,600	5,400
Operating leases	505,228	87,049	141,494	100,615	176,070
Program license fees	559,633	318,523	109,849	87,424	43,837
Launch incentives	36,713	21,632	15,081	—	—
Other(1)	229,451	86,965	116,102	25,264	1,120

Total	$3,977,225	523,469	1,257,426	1,254,903	941,427

(1)	Represents Discovery’s obligations to purchase goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. The more significant purchase obligations include: agreements related to audience ratings, market research, contracts for entertainment talent and other education and service project agreements.

(2)	The table above does not include certain long-term obligations reflected in the Discovery consolidated balance sheet as the timing of the payments cannot be predicted or the amounts will not be settled in cash. The most significant of these obligations is the $84.5 million accrued under Discovery’s LTIP plans. In addition, amounts accrued in the Discovery consolidated balance sheet related to derivative financial instruments are not included in the table as such amounts may not be settled in cash or the timing of the payments cannot be predicted.

Discovery is subject to certain contractual agreements that may require Discovery to acquire the ownership interests of minority partners. At the end of 2006, Discovery estimates its aggregate obligations thereunder at approximately $94.8 million. The put rights are exercisable at various dates. In January 2007, Discovery exercised its rights and paid $44.5 million to acquire certain redeemable equity.

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

Our consolidated financial statements are filed under this Item, beginning on Page II-17. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-15 for Management’s Report on Internal Control Over Financial Reporting.

See page II-16 for Report of Independent Registered Public Accounting Firm for our accountant’s attestation regarding our internal controls over financial reporting.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

Item 9B.	Other Information.

None.

MANAGEMENT’S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Discovery Holding Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements and related disclosures in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements and related disclosures.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2006, Discovery Holding Company’s internal control over financial reporting is effectively designed and operating effectively.

Discovery Holding Company’s independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page II-16 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Discovery Holding Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing on page II-15, that Discovery Holding Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management of Discovery Holding Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Discovery Holding Company based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements and related disclosure in accordance with generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Discovery Holding Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Discovery Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Discovery Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive earnings (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Discovery Holding Company:

We have audited the accompanying consolidated balance sheets of Discovery Holding Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive earnings (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Discovery Communications, Inc., (a 50 percent owned investee company). The Company’s investment in Discovery Communications, Inc. at December 31, 2006 and 2005, was $3,129,157,000 and $3,018,622,000, respectively, and its equity in earnings of Discovery Communications, Inc. was $103,588,000, $79,810,000 and $84,011,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The financial statements of Discovery Communications, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery Communications, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Holding Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the accompanying consolidated financial statements, effective January 1, 2006, Discovery Holding Company adopted SFAS No. 123R, Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Discovery Holding Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Denver, Colorado
February 28, 2007

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2006	2005
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$154,775	250,352
Trade receivables, net	147,436	134,615
Prepaid expenses	11,522	10,986
Other current assets	3,629	4,433

Total current assets	317,362	400,386
Investments in marketable securities	51,837	—
Investment in Discovery Communications, Inc. (“Discovery” or “DCI”) (note 5)	3,129,157	3,018,622
Property and equipment, net (note 6)	280,775	256,245
Goodwill (note 7)	2,074,789	2,133,518
Other assets, net	17,062	10,465

Total assets	$5,870,982	5,819,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,656	26,854
Accrued payroll and related liabilities	32,292	21,651
Other accrued liabilities	29,924	27,777
Deferred revenue	16,015	17,491

Total current liabilities	121,887	93,773
Deferred income tax liabilities (note 10)	1,174,594	1,127,677
Other liabilities	25,237	22,361

Total liabilities	1,321,718	1,243,811

Commitments and contingencies (notes 14 and 15)
Stockholders’ equity (note 11):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,194,966 shares at December 31, 2006 and 268,097,442 shares at December 31, 2005	2,682	2,681
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 12,025,088 shares at December 31, 2006 and 12,106,093 shares at December 31, 2005	120	121
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,714,379	5,712,304
Accumulated deficit	(1,183,831)	(1,137,821)
Accumulated other comprehensive earnings (loss)	15,914	(1,860)

Total stockholders’ equity	4,549,264	4,575,425

Total liabilities and stockholders’ equity	$5,870,982	5,819,236

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands,
	except per share amounts

Net revenue	$688,087	694,509	631,215

Operating expenses:
Cost of services	454,482	445,839	380,290
Selling, general, and administrative, including stock-based compensation	177,366	174,428	155,905
Depreciation and amortization	67,929	76,377	77,605
Restructuring and other charges (note 8)	12,092	4,112	—
Loss (gain) on sale of operating assets	(2,047)	(4,845)	429
Impairment of goodwill (note 7)	93,402	—	51

	803,224	695,911	614,280

Operating income (loss)	(115,137)	(1,402)	16,935
Other income:
Share of earnings of Discovery (note 5)	103,588	79,810	84,011
Other, net	9,481	3,704	132

	113,069	83,514	84,143

Earnings (loss) before income taxes	(2,068)	82,112	101,078
Income tax expense (note 10)	(43,942)	(48,836)	(34,970)

Net earnings (loss)	$(46,010)	33,276	66,108

Other comprehensive earnings (loss), net of taxes (note 13):
Unrealized holding gains (losses) arising during the period	(148)	651	(1,162)
Foreign currency translation adjustments	17,922	(14,821)	6,797

Other comprehensive earnings (loss)	17,774	(14,170)	5,635

Comprehensive earnings (loss)	$(28,236)	19,106	71,743

Basic and diluted earnings (loss) per common share (note 3)	$(0.16)	0.12	0.24

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands
	(see note 4)

Cash flows from operating activities:
Net earnings (loss)	$(46,010)	33,276	66,108
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	67,929	76,377	77,605
Stock-based compensation	1,817	4,383	2,775
Payments for stock-based compensation	—	(2,139)	—
Impairment of goodwill	93,402	—	51
Share of earnings of Discovery	(103,588)	(79,810)	(84,011)
Deferred income tax expense	42,115	50,363	31,692
Other non-cash charges (credits), net	(1,342)	(4,684)	706
Changes in assets and liabilities (net of acquisitions):
Trade receivables	(9,718)	16,237	(36,405)
Prepaid expenses and other current assets	1,345	10,804	(6,631)
Payables and other liabilities	27,683	(19,516)	32,432

Net cash provided by operating activities	73,633	85,291	84,322

Cash flows from investing activities:
Capital expenditures	(77,541)	(90,526)	(49,292)
Cash paid for acquisitions, net of cash acquired	(46,793)	—	(44,238)
Net sales (purchases) of marketable securities	(51,837)	12,800	(12,800)
Cash proceeds from dispositions	5,697	15,374	3,978
Other investing activities, net	992	(394)	73

Net cash used in investing activities	(169,482)	(62,746)	(102,279)

Cash flows from financing activities:
Net cash transfers from Liberty	—	206,044	30,999
Net cash from option exercises	279	—	—
Payments of long-term debt and capital lease obligations	(7)	(12)	—
Other financing activities, net	—	134	—

Net cash provided by financing activities	272	206,166	30,999

Net increase (decrease) in cash and cash equivalents	(95,577)	228,711	13,042
Cash and cash equivalents at beginning of year	250,352	21,641	8,599

Cash and cash equivalents at end of year	$154,775	250,352	21,641

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2006, 2005 and 2004

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-in	Parent’s	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings (loss)	Equity
					amounts in thousands

Balance at January 1, 2004	$—	—	—	—	—	5,490,799	(1,237,205)	6,675	4,260,269
Net earnings	—	—	—	—	—	—	66,108	—	66,108
Other comprehensive earnings	—	—	—	—	—	—	—	5,635	5,635
Stock compensation	—	—	—	—	—	2,268	—	—	2,268
Reallocation of enterprise level goodwill from Liberty (note 5)	—	—	—	—	—	(18,000)	—	—	(18,000)
Net cash transfers from Liberty	—	—	—	—	—	30,999	—	—	30,999

Balance at December 31, 2004	—	—	—	—	—	5,506,066	(1,171,097)	12,310	4,347,279
Net earnings	—	—	—	—	—	—	33,276	—	33,276
Other comprehensive loss	—	—	—	—	—	—	—	(14,170)	(14,170)
Stock compensation	—	—	—	—	640	2,222	—	—	2,862
Net cash transfers from Liberty	—	—	—	—	—	206,044	—	—	206,044
Change in capitalization in connection with Spin Off (note 2)	—	2,681	121	—	5,711,530	(5,714,332)	—	—	—
Stock option exercises	—	—	—	—	134	—	—	—	134

Balance at December 31, 2005	—	2,681	121	—	5,712,304	—	(1,137,821)	(1,860)	4,575,425
Net loss	—	—	—	—	—	—	(46,010)	—	(46,010)
Other comprehensive earnings	—	—	—	—	—	—	—	17,774	17,774
Stock compensation	—	—	—	—	1,796	—	—	—	1,796
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—	—
Stock option exercises	—	—	—	—	279	—	—	—	279

Balance at December 31, 2006	$—	2,682	120	—	5,714,379	—	(1,183,831)	15,914	4,549,264

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004

(1)  Basis of Presentation

The accompanying consolidated financial statements of Discovery Holding Company (“DHC” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“Ascent Media”), a wholly-owned subsidiary of Liberty, and Liberty’s 50% ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (“the Spin Off”) described in note 2 and (2) DHC and its consolidated subsidiaries (including its 50% share of Discovery’s earnings) for the period following such date. The Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC’s historical financial statements are presented in a manner similar to a pooling of interests.

Ascent Media is comprised of two operating segments. Ascent Media’s creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber, and the Internet. The networks services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite, and the Internet to viewers in North America, Europe, and Asia. Additionally, the networks services group provides systems integration, design, consulting, engineering and project management services.

Substantially all of the assets of AccentHealth, LLC were acquired by a subsidiary of DHC in January 2006, and are included as part of the network services group for financial reporting purposes. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide.

Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company is responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or (ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the Spin Off, with respect to any transaction pursuant to which any of the other shareholders of Discovery would acquire shares of, or other interests in DHC’s capital stock, in each case relating to the qualification of the Spin Off as a tax-free transaction. As of December 31, 2006, no such loss has been incurred.

(3)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Trade Receivables

Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment regarding the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2006 and 2005 was $9,045,000 and $7,708,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Charged			Balance
	Beginning	(Credited)		Acquired and	End of
	of Year	to Expense	Write-Offs	Other Activity	Year
	amounts in thousands

2006	$7,708	1,023	—	314	9,045

2005	$12,104	(619)	(2,443)	(1,334)	7,708

2004	$11,580	555	—	(31)	12,104

Concentration of Credit Risk and Significant Customers

For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of consolidated revenue.

Investment in Discovery

DHC accounts for its 50% ownership interest in Discovery using the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of Discovery as they occur, rather than as dividends or other distributions are received. The excess of the Company’s carrying value over its proportionate share of Discovery’s equity is accounted for as equity method goodwill, and accordingly, is not amortized, but periodically reviewed for impairment.

Changes in the Company’s proportionate share of the underlying equity of Discovery which result from the issuance of additional equity securities by Discovery are recognized as increases or decreases in stockholders’ equity. No such adjustments were recorded during the three years ended December 31, 2006.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Depreciation expense for property and equipment was $66,435,000, $74,805,000 and $74,986,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill

The Company accounts for its goodwill pursuant to the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

SFAS No. 142 requires the Company to consider equity method affiliates as separate reporting units. As a result, $1,771,000,000 of DHC’s enterprise-level goodwill balance has been allocated to a separate reporting unit which includes only its investment in Discovery. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment which is part of a reporting unit containing allocated goodwill is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

Other Intangible Assets

In accordance with SFAS No. 142, amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives of four to five years, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Long-Lived Assets

In accordance with SFAS No. 144, management reviews the realizability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the value and future benefits of long-term assets, their carrying value is compared to management’s best estimate of undiscounted future cash flows over the remaining economic life. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the estimated fair value of the assets.

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholder equity as a component of accumulated other comprehensive earnings (loss).

Revenue Recognition

Revenue from post-production and certain distribution related services is recognized when services are provided. Revenue on other long-term contracts is recorded on the basis of the estimated percentage of completion of individual

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

contracts. Percentage of completion is calculated based upon actual labor and equipment costs incurred compared to total forecasted costs for the contract. Estimated losses on long-term contracts are recognized in the period in which a loss becomes evident.

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

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $3,990,000, $3,465,000 and $3,303,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company adopted Statement 123R effective January 1, 2006. The provisions of Statement 123R allow companies to adopt the standard using the modified prospective method or to restate all periods for which Statement 123 was effective. The Company has adopted Statement 123R using the modified prospective method, and the impact of adoption was not material.

Liberty calculated the grant-date fair value for all of its awards using the Black-Scholes Model. Liberty calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20%-21%). Liberty uses the risk-free rate for Treasury Bonds with a term similar to that of the subject options and has assumed a dividend rate of zero. The Company has allocated the grant-date fair value of the Liberty awards to the Spin Off DHC Awards based on the relative trading prices of DHC and Liberty common stock after the Spin Off.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The following table illustrates the effect on net earnings for the years ended December 31, 2005 and 2004 as if the fair-value-based method of Statement 123R had been applied to all outstanding and unvested awards. Compensation expense for SARs was the same under APB Opinion No. 25 and Statement 123R. Accordingly, no pro forma adjustment for such awards is included in the following table.

	Years Ended December 31,
	2005	2004
	amounts in thousands, except per share amounts

Net earnings, as reported	$33,276	66,108
Add:
Stock-based employee compensation expense included in reported net earnings, net of taxes	2,309	2,268
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(8,247)	(6,247)

Pro forma net earnings	$27,338	62,129

Pro forma basic and diluted earnings per common share:
As reported	$.12	.24

Pro forma for fair value stock compensation	$.10	.22

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. EPS in the accompanying consolidated statements of operations is based on (1) 280,199,000 shares, which is the number of shares issued in the Spin Off, for all periods prior to the Spin Off and (2) the actual number of shares outstanding for all periods subsequent to the Spin Off. The weighted average outstanding shares for the years ended December 31, 2006 and 2005 were 279,951,000 and 279,557,000, respectively. Dilutive EPS presents the dilutive effect on a per shares basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2006 and 2005, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statements of operations.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

beginning after December 15, 2006. The Company is in the process of evaluating the potential impact of the adoption of FIN 48 on its consolidated balance sheet and statements of operations and comprehensive earnings (loss), and does not believe this adoption will have a material impact.

(4)  Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$48,264	—	60,950
Net liabilities assumed	(1,471)	—	(17,073)
Deferred tax liability	—	—	361

Cash paid for acquisitions, net of cash acquired	$46,793	—	44,238

Cash paid during the year for income taxes	$1,871	1,190	1,916

(5)  Investment in Discovery

The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company, that provides original and purchased video programming in the United States and over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

DHC’s carrying value for Discovery was $3,129,157,000 at December 31, 2006. In addition, as described in note 7, $1,771,000,000 of enterprise-level goodwill has been allocated to the investment in Discovery.

Prior to the Spin Off, it was necessary for Liberty to periodically reallocate its enterprise level goodwill due to changes in reporting units caused by transactions or by internal reorganizations. These reallocation adjustments were made based on the relative fair values of the remaining reporting units in accordance with SFAS No. 142. As a result, there was an $18,000,000 adjustment to the enterprise level goodwill allocated to DHC in 2004. Such adjustment is reflected in DHC’s consolidated statement of stockholders’ equity.

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	December 31,
	2006	2005
	amounts in thousands

Cash and cash equivalents	$52,263	34,491
Other current assets	918,373	796,878
Property and equipment	424,041	397,578
Goodwill and intangible assets	472,939	397,927
Programming rights, long term	1,253,553	1,175,988
Other assets	255,384	371,758

Total assets	$3,376,553	3,174,620

Current liabilities	$734,524	692,465
Long-term debt	2,633,237	2,590,440
Other liabilities	175,255	101,571
Mandatorily redeemable equity in subsidiaries	94,825	272,502
Stockholders’ deficit	(261,288)	(482,358)

Total liabilities and stockholders’ deficit	$3,376,553	3,174,620

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Revenue	$3,012,988	2,671,754	2,365,346
Operating expenses	(1,120,377)	(979,765)	(846,316)
Selling, general and administrative	(1,170,187)	(1,005,351)	(856,340)
Equity-based compensation	(39,233)	(49,465)	(71,515)
Depreciation and amortization	(133,634)	(123,209)	(129,011)
Gain on sale of patent	—	—	22,007

Operating income	549,557	513,964	484,171
Interest expense	(194,227)	(184,575)	(167,420)
Other income (expense)	28,634	(7,426)	(6,930)
Income tax expense	(176,788)	(162,343)	(141,799)

Net earnings	$207,176	159,620	168,022

DHC’s share of net earnings	$103,588	79,810	84,011

(6)  Property and Equipment

During the year ended December 31, 2006, the Company retired approximated $95 million of fully depreciated property and equipment. Property and equipment at December 31, 2006 and 2005 consist of the following:

	2006	2005
	amounts in thousands

Property and equipment, net:
Land	$42,336	48,365
Buildings	217,210	186,389
Equipment	192,208	215,595

	451,754	450,349
Accumulated depreciation	(170,979)	(194,104)

	$280,775	256,245

(7)  Goodwill and Other Intangible Assets

The following table provides the activity and balances of goodwill:

	Creative	Network
	Services	Services
	Group	Group	Discovery	Total
	amounts in thousands

Net balance at January 1, 2005	$200,727	163,719	1,771,000	2,135,446
Foreign exchange and other	(726)	(1,202)	—	(1,928)

Net balance at December 31, 2005	200,001	162,517	1,771,000	2,133,518
Acquisition of AccentHealth, LLC	—	32,224	—	32,224
Goodwill impairment	(93,402)	—	—	(93,402)
Foreign exchange and other	—	2,449	—	2,449

Net balance at December 31, 2006	$106,599	197,190	1,771,000	2,074,789

On August 18, 2006, Ascent Media announced that it intended to streamline its structure into two global operating divisions — creative services group and network services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The operations of the media management services group were realigned with the other two groups and the realignment was completed in the fourth quarter of 2006.

As technology and customer requirements drove changes in this industry, revenue and operating cash flows had been declining for this group. As a result of the restructuring and the declining financial performance of the media management services group, including ongoing operating losses, the media management services group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. In September 2006, Ascent Media recognized a goodwill impairment loss for the media management services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Included in other assets at December 31, 2006 are amortizable intangibles with a net book value of $5,711,000 and tradename intangibles (which are not subject to amortization) of $6,040,000.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded $1,494,000, $1,572,000 and $2,619,000, respectively, of amortization expense for other intangible assets.

(8)  Restructuring Charges

During 2006 and 2005, the Company completed certain restructuring activities designed to improve operating efficiencies and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded charges of $12,092,000 and $4,112,000, respectively. The 2006 restructuring charge related primarily to severance in the Corporate and other group in the United States and United Kingdom and to the closure of facilities in the United Kingdom. The 2005 restructuring charge relates primarily to the closure and consolidation of facilities in the United Kingdom.

The following table provides the activity and balances of the restructuring reserve.

	Opening			Ending
	Balance	Additions	Deductions	Balance
	amounts in thousands

Excess facility costs December 31, 2004	$3,377	—	(788)	2,589

Excess facility costs December 31, 2005	$2,589	4,112	(2,718)	3,983

Severance	155	9,005	(2,896)	6,264
Excess facility costs	3,828	3,087	(2,251)	4,664

December 31, 2006	$3,983	12,092	(5,147)	10,928

(9)  Acquisitions

AccentHealth

Effective January 27, 2006, one of DHC’s subsidiaries acquired substantially all of the assets of AccentHealth, LLC’s (“AccentHealth”) healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Other intangible assets are included in Other assets, net on the consolidated balance sheets. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media’s existing network services group.

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in DHC’s consolidated results as a part of the network services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

London Playout Centre

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

(10)  Income Taxes

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

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Current:
Federal	$(1,015)	—	—
State	(1,340)	(637)	502
Foreign	528	2,164	(3,780)

Current	(1,827)	1,527	(3,278)

Deferred:
Federal	(33,711)	(26,402)	(25,221)
State	(7,250)	(20,743)	(7,774)
Foreign	(1,154)	(3,218)	1,303

Deferred	(42,115)	(50,363)	(31,692)

Total tax expense	$(43,942)	(48,836)	(34,970)

Components of pretax income (loss) are as follows:

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Domestic	$16,761	76,907	96,470
Foreign	(18,829)	5,205	4,608

	$(2,068)	82,112	101,078

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Computed expected tax benefit (expense)	$724	(28,739)	(35,377)
State and local income taxes, net of federal income taxes	(4,477)	(3,976)	(5,311)
Change in valuation allowance affecting tax expense	(8,711)	1,630	3,575
Goodwill impairment not deductible for tax purposes	(26,655)	—	—
Non-deductible expenses	(2,273)	(2,361)	(476)
Change in estimated state tax rate	—	(15,263)	—
Other, net	(2,550)	(127)	2,619

Income tax expense	$(43,942)	(48,836)	(34,970)

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
	amounts in thousands

Current assets:
Accounts receivable reserves	$3,572	2,350
Accrued liabilities	12,821	14,676

	16,393	17,026

Noncurrent assets:
Net operating loss carryforwards	61,956	59,064
Property and equipment	2,743	4,771
Intangible assets	9,497	8,249
Other	5,784	5,506

	79,980	77,590

Total deferred tax assets, gross	96,373	94,616
Valuation allowance	(96,223)	(91,235)

Total deferred tax assets, net	150	3,381

Current liabilities:
Prepaid expenses	(139)	(818)
Other	(1,622)	(3,010)

	(1,761)	(3,828)

Noncurrent liabilities:
Investments	(1,174,744)	(1,131,058)

Total deferred tax liabilities	(1,176,505)	(1,134,886)

Net deferred tax liability	$(1,176,355)	(1,131,505)

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2006	2005
	amounts in thousands

Current deferred tax liabilities	$1,761	3,828
Long-term deferred tax liabilities, net of deferred tax assets	1,174,594	1,127,677

Net deferred tax liabilities	$1,176,355	1,131,505

At December 31, 2006, the Company has $76,080,000 and $482,579,000 in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses expire, for federal purposes, as follows: $6,836,000 in 2021; $61,542,000 in 2022 and $7,702,000 in 2025. The state net operating losses expire at various times from 2013 through 2025. In addition, the Company has $751,000 of federal income tax credits, which may be carried forward indefinitely. The Company has $2,584,000 of state income tax credits, of which $2,342,000 will expire in the year 2012.

During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with certain cumulative net operating loss carryforwards and other deferred tax assets. As such, the Company continues to maintain a valuation allowance of $96,223,000. The total valuation allowance increased $4,988,000 during the year ended December 31, 2006 as a result of an increase in deferred tax assets related to acquisitions of $733,000, an increase of current year deferred tax assets of $8,711,000 which affected tax expense, and a decrease of prior year deferred tax assets of $4,456,000 which did not affect tax expense.

During 2006, 2005 and 2004, the Company provided ($776,000), ($34,000) and $1,636,000, respectively, of U.S. tax expense for future repatriation of cash from its Asia operations pursuant to APB 23. This charge represents all undistributed earnings from Asia not previously taxed in the United States.

The Company has deficits from its United Kingdom and Mexican operations and therefore does not have any undistributed earnings subject to United States taxation.

(11)  Stockholders’ Equity

Preferred Stock
DHC’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by DHC’s Board of Directors. As of December 31, 2006, no shares of preferred stock were issued.

Common Stock
Holders of DHC Series A common stock are entitled to one vote for each share held, and holders of DHC Series B common stock are entitled to 10 votes for each share held. Holders of DHC Series C common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2006, no shares of DHC Series C common stock were issued. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock.

As of December 31, 2006, there were 1,943,804 shares of DHC Series A common stock and 2,996,525 shares of DHC Series B common stock reserved for issuance under exercise privileges of outstanding stock options.

(12)	Stock Options and Other Long-Term Incentive Compensation

Stock Options
On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48. Such options vest one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share, as determined by the Black-Scholes Model.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase DHC Series A and Series B common stock.

	DHC		DHC
	Series A		Series B
	Common		Common
	Stock	WAEP	Stock	WAEP

Outstanding at January 1, 2006	1,937,616	$15.43	2,996,525	18.87
Granted	30,000	$14.48	—
Exercises	(22,382)	$12.46	—
Cancellations	(1,430)	$12.10	—

Outstanding at December 31, 2006	1,943,804	$15.45	2,996,525	18.87

Exercisable at December 31, 2006	1,460,415	$16.18	2,876,525	18.99

As of December 31, 2006, the total compensation cost related to unvested equity awards was $1.1 million. Such amount will be recognized in DHC’s consolidated statements of operations through 2009.

2006 Ascent Media Long-Term Incentive Plan
Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“Value”) is calculated as the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000 plus (ii) 5% of the increase in the calculated value of Ascent Media over a baseline value determined at the time of grant, divided by 10,000,000. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 398,500 granted PARs as of December 31, 2006. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media will record a liability and a charge to expense based on the Value and percent vested at each reporting period. As of December 31, 2006, the Value of the PARs was $0.

(13)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in DHC’s consolidated balance sheets and consolidated statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale securities.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

			Accumulated
	Foreign	Unrealized	Other
	Currency	Holding	Comprehensive
	Translation	Gains (losses)	Earnings (loss),
	Adjustments	on Securities	Net of Taxes
	amounts in thousands

Balance at January 1, 2004	$5,236	1,439	6,675
Other comprehensive earnings	6,797	(1,162)	5,635

Balance at December 31, 2004	12,033	277	12,310
Other comprehensive loss	(14,821)	651	(14,170)

Balance at December 31, 2005	(2,788)	928	(1,860)
Other comprehensive earnings	17,922	(148)	17,774

Balance at December 31, 2006	$15,134	780	15,914

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The components of other comprehensive earnings (loss) are reflected in DHC’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
	amounts in thousands

Year ended December 31, 2006:
Foreign currency translation adjustments	$29,648	(11,726)	17,922
Unrealized holding gains on securities arising during period	(245)	97	(148)

Other comprehensive earnings	$29,403	(11,629)	17,774

Year ended December 31, 2005:
Foreign currency translation adjustments	$(24,518)	9,697	(14,821)
Unrealized holding gains on securities arising during period	1,077	(426)	651

Other comprehensive loss	$(23,441)	9,271	(14,170)

Year ended December 31, 2004:
Foreign currency translation adjustments	$11,143	(4,346)	6,797
Unrealized holding losses on securities arising during period	(1,905)	743	(1,162)

Other comprehensive earnings	$9,238	(3,603)	5,635

(14)  Employee Benefit Plans

Ascent Media offers a 401(k) defined contribution plan covering most of its full-time domestic employees not eligible to participate in the Motion Picture Industry Pension and Health Plan (MPIPHP), a multi-employer defined benefit pension plan. Contributions to the MPIPHP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Ascent Media also sponsors a pension plan for eligible employees of its foreign subsidiaries. Employer contributions are determined by Ascent Media’s board of directors. The plans are funded by employee and employer contributions. Total pension plan expenses for the years ended December 31, 2006, 2005 and 2004 were $7,868,000, $7,109,000 and $6,485,000, respectively.

(15)  Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2007	$32,058
2008	$29,156
2009	$27,645
2010	$24,590
2011	$19,436
Thereafter	$59,144

Rent expense for noncancelable operating leases for real property and equipment was $31,355,000, $31,643,000 and $26,487,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

At December 31, 2006, the Company is committed to compensation under long-term employment agreements with its certain executive officers of Ascent Media as follows: 2007, $1,815,000; 2008, $1,760,000; and 2009, $1,565,000.

On December 31, 2003, Ascent Media acquired the operations of Sony Electronic’s systems integration center business and related assets, which we refer to as SIC. In exchange, Sony received the right to be paid in 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. and

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000. SIC is included in Ascent Media’s network services group.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(16)  Related Party Transactions

Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the Spin Off and reflected as expenses in the accompanying consolidated statements of operations. In addition, certain general and administrative expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $2,260,000 and $5,948,000 for the years ended December 31, 2006 and 2005, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the years ended December 31, 2006, 2005 and 2004 aggregated $33,741,000, $34,189,000 and $41,785,000, respectively.

(17)  Information About Operating Segments

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

Based on the foregoing criteria, the Company’s business units have been aggregated into three reportable segments: the creative services group and the network services group, which are operating segments of Ascent Media, and Discovery, which is an equity affiliate. Corporate related items and unallocated income and expenses are reflected in the Corporate and other column listed below. As a product of our segment restructuring, the segment presentation for prior periods has been conformed to the current period segment presentation.

The creative services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers, documentaries and independent films, episodic television, TV movies and mini-series, television commercials, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides broadcast services, which are comprised of services necessary to assemble and distribute programming for cable and broadcast networks via fiber and satellite to viewers in North America, Europe, Asia and Latin America. Additionally, the networks services group provides systems integration, design, consulting, engineering and project management services.

The accounting policies of the segments that are consolidated entities are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less cost of services and selling, general and administrative expenses (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to service debt and capital expenditures. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group(1)	and Other	Total	Discovery
	amounts in thousands

Year ended December 31, 2006
Revenue from external customers	$417,876	270,211	—	688,087	3,012,988
Operating cash flow	$52,554	49,522	(43,347)	58,729	722,424
Capital expenditures	$27,126	44,331	6,084	77,541	90,138
Depreciation and amortization	$38,661	23,055	6,213	67,929	133,634
Total assets	$410,313	382,848	5,077,821	5,870,982	3,376,553
Year ended December 31, 2005
Revenue from external customers	$421,797	272,712	—	694,509	2,671,754
Operating cash flow	$70,708	55,877	(47,960)	78,625	686,638
Capital expenditures	$47,179	38,476	4,871	90,526	99,684
Depreciation and amortization	$38,644	27,046	10,687	76,377	123,209
Total assets	$470,213	323,558	5,025,465	5,819,236	3,174,620
Year ended December 31, 2004
Revenue from external customers	$405,026	226,189	—	631,215	2,365,346
Operating cash flow	$72,903	62,537	(37,645)	97,795	662,690
Capital expenditures	$22,810	23,123	3,359	49,292	88,100
Depreciation and amortization	$38,776	27,074	11,755	77,605	129,011
Total assets	$469,930	294,599	4,800,299	5,564,828	3,235,686

(1)	Included in Network Services Group revenue is broadcast services revenue of $158,151,000, $149,568,000 and $136,680,000 and systems integration revenue of $112,060,000, $123,144,000 and $89,509,000 in 2006, 2005 and 2004, respectively.

The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes.

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Segment operating cash flow	$58,729	78,625	97,795
Stock-based compensation	(1,817)	(4,383)	(2,775)
Restructuring and other charges	(12,092)	(4,112)	—
Depreciation and amortization	(67,929)	(76,377)	(77,605)
Impairment of goodwill	(93,402)	—	(51)
Share of earnings of Discovery	103,588	79,810	84,011
Other, net	10,855	8,549	(297)

Earnings (loss) before income taxes	$(2,068)	82,112	101,078

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Years Ended December 31,
	2006	2005	2004
	amounts in thousands

Revenue
United States	$535,792	525,288	460,070
United Kingdom	129,540	149,928	148,002
Other countries	22,755	19,293	23,143

	$688,087	694,509	631,215

Property and equipment, net
United States	$184,052	163,073
United Kingdom	70,363	65,017
Other countries	26,360	28,155

	$280,775	256,245

(18)  Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands, except per share amounts

2006:
Revenue	$153,568	165,789	169,876	198,854

Operating loss	$(2,857)	(6,252)	(97,350)	(8,678)

Net earnings (loss)	$11,615	13,734	(76,633)	5,274

Basic and diluted net earnings (loss) per common share	$.04	.05	(.27)	.02

2005:
Revenue	$174,290	178,019	167,934	174,266

Operating income (loss)	$2,877	(4,982)	(1,403)	2,106

Net earnings	$16,825	4,027	1,189	11,235

Basic and diluted net earnings per common share	$.06	.01	—	.04

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2007 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2007:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

We will file our definitive proxy statement for our 2007 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2007.

III-1

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)  Financial Statements

Included in Part II of this Report:

(a) (2)  Financial Statement Schedules

Included in Part IV of this Report:

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for Discovery Communications, Inc.:

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).
4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).

10 — Material Contracts:
10.1	The Shareholders Agreement, dated as of November 30, 1991 (the “Stockholders’ Agreement”), by and among Discovery Communications, Inc. (“Discovery”), Cox Discovery, Inc. (“Cox”), NewsChannels TDC Investments, Inc. (“NewChannels”), TCI Cable Education, Inc. (“TCID”) and John S. Hendricks (“Hendricks”) (incorporated by reference to Exhibit 10.1 to the Form 10).
10.2	First Amendment to the Stockholders’ Agreement, dated as of December 20, 1996, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Newhouse Broadcasting Corporation ( the successor to NewChannels), TCID, Hendricks and for the purposes stated therein only, LMC Animal Planet, Inc. (“LMC”) and Liberty Media Corporation, a Colorado corporation (“Liberty”) (incorporated by reference to Exhibit 10.2 to the Form 10).
10.3	Second Amendment to the Stockholders’ Agreement, dated as of September 7, 2000, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Advance/Newhouse Programming Partnership (the successor to NewChannels), LMC Discovery, Inc. (formerly known as TCID) and Hendricks (incorporated by reference to Exhibit 10.3 to the Form 10).
10.4	Third Amendment to the Stockholders’ Agreement, dated as of September, 2001, by and among Discovery, Cox, NewChannels, TCID, Hendricks and Advance Programming Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Form 10).
10.5	Fourth Amendment to the Stockholders’ Agreement, dated as of June 23, 2003, by and among Discovery, Cox NewChannels, TCID, Liberty Animal, Inc. (the successor in interest to LMC) for the purposes stated in the First Amendment to the Stockholders’ Agreement, and Hendricks (incorporated by reference to Exhibit 10.5 to the Form 10).
10.6	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.7	Discovery Holding Company 2005 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10).
10.8	Discovery Holding Company 2005 Non-Employee Director Plan (incorporated by reference to Exhibit 10.8 to the Form 10).
10.9	Discovery Holding Company Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.9 to the Form 10).
10.10	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.11	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.12	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.13	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.14	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21 — Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of changes in stockholders’ deficit, and of cash flows, present fairly, in all material respects, the consolidated financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
McLean, Virginia
February 23, 2007

DISCOVERY COMMUNICATIONS, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
	in thousands,
	except share data

ASSETS
Current assets
Cash and cash equivalents	$52,263	34,491
Accounts receivable, less allowances of $25,175 and $35,079	657,552	565,407
Inventories	35,716	30,714
Deferred income taxes	76,156	88,765
Content rights, net	64,395	55,125
Other current assets	84,554	56,867

Total current assets	970,636	831,369

Property and equipment, net	424,041	397,578
Content rights, net, less current portion	1,253,553	1,175,988
Deferred launch incentives	207,032	255,259
Goodwill	365,266	254,989
Intangibles, net	107,673	142,938
Investments in and advances to unconsolidated affiliates	15,564	11,528
Deferred income taxes	—	69,316
Other assets	32,788	35,655

TOTAL ASSETS	$3,376,553	3,174,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$316,804	283,326
Accrued payroll and employee benefits	122,431	88,000
Launch incentives payable	17,978	22,655
Content rights payable	57,694	97,075
Current portion of long-term incentive plan liabilities	43,274	20,690
Current portion of long-term debt	7,546	6,470
Income taxes payable	55,264	51,226
Unearned revenue	68,339	89,803
Other current liabilities	45,194	33,220

Total current liabilities	734,524	692,465

Long-term debt, less current portion	2,633,237	2,590,440
Derivative financial instruments, less current portion	8,282	18,592
Launch incentives payable, less current portion	10,791	21,910
Long-term incentive plan liabilities, less current portion	41,186	25,380
Content rights payable, less current portion	3,846	4,380
Deferred income taxes	46,289	—
Other liabilities	64,861	31,309

Total liabilities	3,543,016	3,384,476

Mandatorily redeemable interests in subsidiaries	94,825	272,502

Commitments and contingencies
Stockholders’ deficit
Class A common stock; $.01 par value; 100,000 shares authorized; 51,119 shares issued, less 719 shares of treasury stock	1	1
Class B common stock; $.01 par value; 60,000 shares authorized; 50,615 shares	—	—
issued and held in treasury stock
Additional paid-in capital	21,093	21,093
Accumulated deficit	(306,135)	(513,311)
Accumulated other comprehensive income	23,753	9,859

Total stockholders’ deficit	(261,288)	(482,358)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,376,553	3,174,620

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	in thousands

OPERATING REVENUE
Advertising	$1,243,500	1,187,823	1,133,807
Distribution	1,434,901	1,198,686	976,362
Other	334,587	285,245	255,177

Total operating revenue	3,012,988	2,671,754	2,365,346

Cost of revenue, exclusive of depreciation shown below	1,120,377	979,765	846,316
Selling, general & administrative	1,209,420	1,054,816	927,855
Depreciation & amortization	133,634	123,209	129,011
Gain on sale of long-lived asset	—	—	(22,007)

Total operating expenses	2,463,431	2,157,790	1,881,175

INCOME FROM OPERATIONS	549,557	513,964	484,171

OTHER INCOME (EXPENSE)
Interest, net	(194,227)	(184,575)	(167,420)
Realized and unrealized gains from derivative instruments, net	22,558	22,499	45,540
Minority interests in consolidated subsidiaries	(2,451)	(43,696)	(54,940)
Equity in earnings of unconsolidated affiliates	7,060	4,660	171
Other, net	1,467	9,111	2,299

Total other expense, net	(165,593)	(192,001)	(174,350)

INCOME BEFORE INCOME TAXES	383,964	321,963	309,821

Income tax expense	176,788	162,343	141,799

NET INCOME	$207,176	159,620	168,022

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	in thousands

OPERATING ACTIVITIES
Net income	$207,176	159,620	168,022
Adjustments to reconcile net income to cash provided by operations
Depreciation and amortization	133,634	123,209	129,011
Amortization of deferred launch incentives and representation rights	77,778	83,411	107,757
Provision for losses on accounts receivable	3,691	12,217	959
Expenses arising from long-term incentive plans	39,233	49,465	71,515
Equity in earnings of unconsolidated affiliates	(7,060)	(4,660)	(171)
Deferred income taxes	108,903	109,383	105,522
Realized and unrealized gains on derivative financial instruments, net	(22,558)	(22,499)	(45,540)
Non-cash minority interest charges	2,451	43,696	54,940
Gain on sale of investments	(1,467)	(12,793)	—
Gain on sale of long-lived assets	—	—	(22,007)
Other non-cash (income) charges	2,447	9,675	(2,681)
Changes in assets and liabilities, net of business combinations
Accounts receivable	(84,598)	(37,207)	(60,841)
Inventories	(4,560)	1,853	4,555
Other assets	(7,434)	(18,748)	(3,711)
Content rights, net of payables	(84,377)	(108,155)	(122,433)
Accounts payable and accrued liabilities	73,646	47,913	55,734
Representation rights	93,233	(6,000)	(479)
Deferred launch incentives	(49,386)	(35,731)	(74,696)
Long-term incentive plan liabilities	(841)	(325,756)	(240,752)

Cash provided by operations	479,911	68,893	124,704

INVESTING ACTIVITIES
Acquisition of property and equipment	(90,138)	(99,684)	(88,100)
Business combinations, net of cash acquired	(194,905)	(400)	(17,218)
Purchase of intangibles	—	(583)	—
Investments in and advances to unconsolidated affiliates	—	(363)	(17,433)
Redemption of interests in subsidiaries	(180,000)	(92,874)	(148,880)
Proceeds from sale of investments	1,467	14,664	—
Proceeds from sale of long-lived assets	—	—	22,007

Cash used by investing activities	(463,576)	(179,240)	(249,624)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	316,813	1,785,955	1,848,000
Principal payments of long-term debt	(307,030)	(1,697,068)	(1,699,215)
Deferred financing fees	(1,144)	(4,810)	(8,499)
Contributions from minority shareholders	—	603	3,146
Other financing	(9,963)	32,153	(30,840)

Cash (used) provided by financing activities	(1,324)	116,833	112,592

Effect of exchange rate changes on cash	2,761	3,723	2,535
CHANGE IN CASH AND CASH EQUIVALENTS	17,772	10,209	(9,793)
Cash and cash equivalents, beginning of year	34,491	24,282	34,075
CASH AND CASH EQUIVALENTS, END OF YEAR	$52,263	34,491	24,282

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

Consolidated Statements of Changes in Stockholders’ Deficit

					Other Comprehensive Income (Loss)
			Additional		Foreign	Unrealized	Unamortized
	Class A		Paid-In	Accumulated	Currency	Gain (Loss) on	Gain on
	At Par	Redeemable	Capital	Deficit	Translation	Investments	Derivatives	TOTAL
	in thousands

Balance, December 31, 2003	$1	—	21,093	(840,953)	14,323	3,771	—	(801,765)
Comprehensive income
Net income				168,022
Foreign currency translation, net of tax of $5.2 million					8,409
Unrealized loss on investments, net of tax of $1.7 million						(2,592)
Total comprehensive income								173,839

Balance, December 31, 2004	$1	—	21,093	(672,931)	22,732	1,179	—	(627,926)
Comprehensive income
Net income				159,620
Foreign currency translation, net of tax of $9.6 million					(16,017)
Unrealized loss on investments, net of tax of $0.1 million						(101)
Unamortized gain on cash flow hedge, net of tax of $1.3 million							2,066
Total comprehensive income								145,568

Balance, December 31, 2005	$1	—	21,093	(513,311)	6,715	1,078	2,066	(482,358)
Comprehensive income
Net income				207,176
Foreign currency translation, net of tax of $8.8 million					14,458
Unrealized loss on investments, net of tax of $0.2 million						(355)
Amortization of gain on cash flow hedge, net of tax of $0.1 million							(209)
Total comprehensive income								221,070

Balance, December 31, 2006	$1	—	21,093	(306,135)	21,173	723	1,857	(261,288)

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

1.  Description of Business

Discovery Communications, Inc. (the “Company”) is a privately-held, globally-diversified entertainment company whose operations are organized into four business units: U.S. Networks, International Networks, Commerce and Education. U.S. Networks operates cable and satellite television networks in the United States, including Discovery Channel, TLC, Animal Planet, The Travel Channel and Discovery Health Channel. International Networks operates cable and satellite television networks worldwide, including regional variants of Discovery Channel, Animal Planet, People & Arts, Discovery Travel & Living, and Discovery Real Time. Commerce operates over 100 Discovery Channel retail stores and manages consumer ventures in the United States. Education provides products and services to educational institutions and consumers.

2.  Summary of Significant Accounting Policies

  Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. Variable Interest Entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders possess rights not proportionate to their ownership. The equity method of accounting is used for affiliates over which the Company exercises significant influence but does not control.

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

The Company has issued redeemable interests in a number of its consolidated subsidiaries for which redemption events are outside of the Company’s control. Estimating the redemption value of these interests requires complex contract interpretation and the use of fair value and future performance assumptions. Certain of our ventures with the British Broadcasting Company (“BBC”) are operated under interim or unfinalized agreements, which contribute to the complexity of associated estimates.

Other significant estimates include the amortization method and recoverability of content rights, the valuation and recoverability of intangible assets and other long-lived assets, the valuation of deferred tax assets, the fair value of derivative financial instruments, and the adequacy of reserves associated with accounts receivable and retail inventory.

  Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires the Company to recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

  Revenue Recognition

The Company derives revenue from four primary sources: (1) advertising revenue for commercial spots aired on the Company’s networks, (2) distribution revenue from cable system and satellite operators (distributors), (3) retail sales of consumer products, and (4) educational product and service sales.

Advertising revenue is recorded net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. Distribution revenue is recognized over the service period, net of launch incentives and other vendor consideration. Retail revenues are recognized either at the point-of-sale or upon product shipment. Educational service and product sales are generally recognized ratably over the term of the agreement or as the product is delivered.

  Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $207.7 million, $208.6 million and $170.3 million in 2006, 2005 and 2004.

  Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. The Company had $7.1 million and $4.5 million in restricted cash included in other current assets as of December 31, 2006 and 2005. Book overdrafts representing outstanding checks in excess of funds on deposit are a component of accounts payable and total $30.9 million and $40.9 million in 2006 and 2005.

  Derivative Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. From time to time, the Company uses financial instruments designated as a cash flow hedge of a forecasted transaction to hedge its exposures to interest rate risks. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. None of the Company’s financial instruments were designated as a hedge in 2006 and 2004 and most of the Company’s financial instruments were not designated as a hedge in 2005.

  Inventories

Inventories are carried at the lower of cost or market and include inventory acquisition costs. Cost is determined using the weighted average cost method.

  Content Rights

Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company evaluates the net realizable value of content by considering the fair value of the underlying produced and co-produced content and the net realizable values of the licensed content at least annually.

The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC, Animal Planet, and The Travel Channel) in the United States, and a straight-line basis over three to five years for developing networks in the United States and all International networks. The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all International networks, developing networks in the United States and educational ventures. The costs of content for electronic, video and hardcopy educational supplements and tools for educational ventures are amortized straight-line over a three to seven year period.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

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

  Capitalized Software Costs

All capitalized software costs are for internal use. Capitalization of costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of one to five years. Unamortized capitalized costs totaled $61.4 million and $59.1 million at December 31, 2006 and 2005. The Company capitalized software costs of $21.6 million, $23.2 million, and $28.6 million in 2006, 2005 and 2004. Amortization of capitalized software costs totaled $18.3 million, $19.3 million, and $18.4 million during 2006, 2005 and 2004. Write-offs of capitalized software totaled $1.0 million and $4.0 million in 2006 and 2004; there were no write-offs for capitalized software costs during 2005.

  Recoverability of Long-Lived Assets, Goodwill, and Intangible Assets

The Company annually assesses the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, including deferred launch incentives, to determine whether impairment may exist, unless indicators of impairment become evident requiring immediate assessment. Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other intangible assets are determined based on discounted cash flows, market multiples, or comparable assets as appropriate.

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

  Deferred Launch Incentives

Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Obligations for performance-based arrangements are recorded when performance thresholds have been achieved. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $79.1 million, $74.1 million and $98.4 million in 2006, 2005 and 2004.

Foreign Currency Translation

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of stockholders’ deficit in accumulated other comprehensive income (loss).

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

  Long-term Incentive Plans

Prior to October 2005, the Company maintained two unit-based, cash settled, long-term incentive plans. Under these plans, unit awards, which vest over a period of years, were granted to eligible employees and increased or decreased in value based on a specified formula of Company business metrics. The Company accounted for these units similar to stock appreciation rights and applied the guidance in FASB Interpretation Number 28, “Accounting for Stock Issued to Employees,” (“FIN 28”). Accordingly, the Company adjusted compensation expense for changes in the accrued value of these awards over the period outstanding.

During August 2005, the Company discontinued one of its long-term incentive plans and settled all amounts with cash payments. In October 2005, the Company established a new long-term incentive plan for certain eligible employees. Substantially all participants in the remaining plan redeemed their vested units for cash payment and received units in the new plan.

Under the new plan, eligible employees receive cash settled unit awards indexed to the price of Class A Discovery Holding Company (“DHC”) stock. As the units are indexed to the equity of another entity, the Company treats the units similar to a derivative, by determining their fair value each reporting period. The Company attributes compensation expense for the new awards on a straight-line basis; the Company attributes compensation expense for the initial grant of partially vested units by continuing to apply the FIN 28 model that was utilized over the awards’ original vesting periods. Once units are fully vested, the Company recognizes all mark-to-mark adjustments to fair value in each period as compensation expense. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the classification of compensation expense associated with share-based payment awards. The Company has applied the provisions of SAB 107 and has recorded long term incentive compensation expense as a component of selling, general and administrative expenses. Prior year amounts have been reclassified to conform to current year presentation.

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

Mandatorily Redeemable Interests in Subsidiaries

Mandatorily redeemable interests in subsidiaries are initially recorded at fair value. For those instruments with an estimated redemption value, the Company accretes or decretes to the estimated redemption value ratably over the period to the redemption date. Accretion and decretion are recorded as a component of minority interest expense. For instruments with a specified rate of return, the Company records interest expense as incurred. Cash receipts and payments for the sale or purchase of mandatorily redeemable interests in subsidiaries are included as a component of investing cash flows.

Treasury Stock

Treasury stock is accounted for using the cost method. The repurchased shares are held in treasury and are presented as if retired. There was no treasury stock activity for the three years ended December 31, 2006.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

3.  Supplemental Disclosures to Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$223,293	400	21,414
Fair value of liabilities assumed	(28,388)	—	(4,196)
Cash paid for acquisitions, net of cash acquired	194,905	400	17,218
Cash paid for interest	$196,195	171,151	166,584
Cash paid for income taxes	$70,215	27,678	28,999

4.  Business Combinations

During February 2006, the Company acquired 98 percent of DMAX (formerly known as XXP), a free-to-air network in Germany. The results of operations have been included in the consolidated financial statements since that date. The acquisition of a free-to-air network is intended to support the Company’s strategic priority of strengthening its global presence. The aggregate purchase price was $60.2 million primarily in cash. Of the $54.3 million of acquired intangible assets, $23.0 million was assigned to contract-based distribution channels subject to amortization with a useful life of approximately 5 years and the remaining balance of $31.3 million to goodwill.

In March 2006, the Company acquired all of the outstanding common shares of Antenna Audio Limited (“Antenna”), a provider of audio tours and multimedia at museums and cultural attractions around the globe. The results of Antenna’s operations have been included in the consolidated financial statements since that date. The Company acquired Antenna to facilitate the expansion of its brand and media content to other platforms. The aggregate purchase price was $64.4 million, primarily in cash. Of the $49.1 million of acquired intangibles, $6.4 million was assigned to assets subject to amortization with useful lives between two and seven years and the balance of $42.7 million to goodwill.

In 2006, the Company also acquired the following four entities for a total cost of $70.4 million, which was paid primarily in cash:

•	Petfinder.com, a facilitator of pet adoptions and PetsIncredible, a producer and distributor of pet-training videos. The Company also has certain contingent considerations in connection with this acquisition payable in the event specific business metrics are achieved totaling up to $13.5 million over 3 years, which could result in the recording of additional goodwill.

•	Clearvue and SVE, Inc., a provider of curriculum-oriented media educational products.

•	Academy123 Inc., a provider of online supplemental, educational content focusing largely on mathematics and sciences.

•	Thinklink, Inc., a provider of formative assessment testing services to schools servicing students in grades K through 12.

Goodwill recognized for these transactions amounted to $27.9 million. Purchased identifiable intangible assets for these acquisitions are being amortized on a straight-line basis over lives ranging from one to ten years (weighted-average life of 4.4 years).

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the dates of acquisition.

			Aggregation of
			Remaining
Asset (Liability)	DMAX	Antenna	Acquisitions	Total
	in thousands

Current assets and content	$10,119	21,403	8,843	40,365
Other tangible assets	—	6,244	1,521	7,765
Finite-lived intangible assets	23,006	6,383	43,989	73,378
Goodwill	31,255	42,667	27,863	101,785
Liabilities assumed	(4,204)	(12,340)	(11,844)	(28,388)

Cash paid, net of cash acquired	$60,176	64,357	70,372	194,905

Pro forma information related to 2006 acquisitions, either individually or in the aggregate, is not considered to be material to the Company’s consolidated results of operations.

During 2004, the Company completed two acquisitions in its Education division, in which the Company acquired customer lists valued at $14.6 million and covenants not to compete valued at $0.6 million, which are being amortized over their useful lives of three years.

5.	Content Rights

	December 31,
Content Rights	2006	2005
	in thousands

Produced content rights
Completed	$1,594,549	1,272,331
In process	161,942	122,366
Co-produced content rights
Completed	688,023	731,344
In process	86,359	53,704
Licensed content rights
Acquired	229,878	214,100
Prepaid	10,386	3,371

Content rights, at cost	2,771,137	2,397,216
Accumulated amortization	(1,453,189)	(1,166,103)

Content rights, net	1,317,948	1,231,113
Current portion, licensed content rights	(64,395)	(55,125)

Non-current portion	$1,253,553	1,175,988

Amortization of content rights was $696.0 million, $601.1 million and $494.2 million in 2006, 2005 and 2004, and is recorded as a component of cost of revenue. Amortization of content rights includes incremental amortization for certain programs to net realizable value of $34.6 million, $8.0 million, and $18.7 million in 2006, 2005 and 2004.

The Company estimates that approximately 86% of unamortized costs of content rights at December 31, 2006 will be amortized within the next three years. The Company expects to amortize $477.5 million of unamortized content rights, not including in-process and prepaid productions, during the next twelve months.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Property and Equipment

	December 31,
Property and Equipment	2006	2005
	in thousands

Equipment and software	$411,583	347,667
Land	28,781	28,781
Buildings	153,737	157,896
Furniture, fixtures, leasehold improvements and other	217,884	187,589
Assets in progress	11,833	16,824

Property and equipment, at cost	823,818	738,757
Accumulated depreciation and amortization	(399,777)	(341,179)

Property and equipment, net	$424,041	397,578

The cost and accumulated depreciation of equipment under capital leases was $39.7 million and $13.2 million at December 31, 2006, and $23.5 million and $7.0 million at December 31, 2005. Depreciation and amortization of property and equipment, including equipment under capital lease, was $89.9 million, $85.0 million and $85.4 million in 2006, 2005 and 2004.

7.	Sale of Equity Investments and Long-lived Assets

In April 2006 and January 2005, the Company recorded gains of $1.5 million and $12.8 million, as a component of other non-operating expenses for the sale of certain equity investments, previously accounted for under the cost method. The gains represent the difference between the proceeds received and the net book value of the investments.

In 2004, the Company recorded a net gain of $22.0 million on the sale of certain television technology patents. The transaction closed in August 2004, and the gain represents the sale price less costs to sell. The Company expensed all of the costs to develop this technology in prior years.

8.	Goodwill and Intangible Assets

	December 31,
Goodwill and Intangible Assets	2006	2005
	in thousands

Goodwill	$365,266	254,989
Trademarks	12,322	12,327
Customer lists, net of accumulated amortization of $136,049 and $111,954	26,500	38,561
Distribution, net of accumulated amortization of $4,072	21,331	—
Other, net of accumulated amortization of $55,283 and $41,107	47,520	24,207
Representation rights, net of amortization of zero and $69,886	—	67,843

Goodwill and intangible assets, net	$472,939	397,927

Purchase price in excess of the fair value of the assets and liabilities acquired of $101.8 million and $1.1 million was recorded to goodwill in 2006 and 2004. Changes of $8.5 million, $(2.5) million, and $1.6 million in goodwill resulted from fluctuations in foreign currency in 2006, 2005 and 2004.

Goodwill and trademarks are not amortized. Customer lists are amortized on a straight-line basis over the estimated useful lives of three to seven years. Non-compete assets are amortized on a straight-line basis over the contractual term of one to seven years. Other intangibles are amortized on a straight-line basis over the estimated useful lives of three to ten years.

During April 2006, the Company terminated its existing agreement and entered into new agreements regarding its exclusive right to represent BBC America (“BBCA”), a cable network, in sales, marketing, distribution and other operational activities. In exchange for early termination of the previous agreement, the Company received $93.2 million, resulting in a deferred gain of $27.7 million. This deferred gain is recorded as a component of other current and non-

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

current liabilities, is being amortized on a straight-line basis over the six year term of the agreement, and is reported in other revenue. The cost of acquiring the representation rights was amortized on a straight-line basis over the fifteen-year term of the original agreement, and was reported as a reduction of other revenue.

Amortization of intangible assets including representation rights, totaled $46.0 million, $45.0 million and $41.8 million in 2006, 2005 and 2004. The Company estimates that unamortized costs of intangible assets at December 31, 2006 will be amortized over the next five years as follows: $37.0 million in 2007, $28.3 million in 2008, $13.2 million in 2009, $10.4 million in 2010, and $3.4 million in 2011.

9.	Investments

The following table outlines the Company’s less than wholly-owned ventures and the method of accounting during 2006:

Accounting
Affiliates:	Method

Joint Ventures with the BBC:
JV Programs LLC (“JVP”)	Consolidated
Joint Venture Network LLC (“JVN”)	Consolidated
Animal Planet United States (see Note 11)	Consolidated
Animal Planet Europe	Consolidated
Animal Planet Latin America	Consolidated
People & Arts Latin America	Consolidated
Animal Planet Asia	Consolidated
Animal Planet Japan (“APJ”)	Consolidated
Animal Planet Canada	Equity
Other Ventures:
Discovery Canada	Equity
Discovery Japan	Equity
Discovery Health Canada	Equity
Discovery Kids Canada	Equity
Discovery Civilization Canada	Equity
Meteor Studios	Equity

Joint Ventures with the BBC

The Company and the BBC have formed several cable and satellite television network joint ventures, JVP, a venture to produce and acquire factual-based content, and JVN, a venture to provide debt funding to these joint ventures.

In addition to its own funding requirements, the Company has assumed the BBC funding requirements, giving the Company preferential cash distribution with these ventures. The Company controls substantially all of the BBC ventures and consolidates them accordingly. As the BBC does not have risk of loss, no losses were allocated to minority interest for consolidated joint ventures with the BBC, and the Company recognizes both its and the BBC’s share of earnings and losses in the equity method venture with the BBC.

In connection with the adoption of FIN 46R, the Company concluded that JVP and APJ are VIEs and the Company is the primary beneficiary. Therefore, on January 1, 2005, the Company began consolidating these entities, which had aggregate fair value net asset balances of $58.0 million. There is no minority interest income or expense for JVP; minority interest for APJ is an expense of $0.3 million in 2006 and income of $1.4 million in 2005 and is reported as a component of minority interest expense. Previously, the Company accounted for JVP and APJ under the equity method of accounting.

Other Ventures

The Company is a partner in other international joint venture cable and satellite television networks. The Company provided no funding to these ventures in 2006. Funding to these joint ventures totaled $0.2 million and $3.3 million during

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

2005 and 2004. At December 31, 2006, the Company’s maximum exposure to loss as a result of its involvement with these joint ventures is the $15.6 million investment book value and future operating losses, should they occur, of these joint ventures that the Company is obligated to fund. These joint ventures have no third party debt. These other ventures do not require consolidation. These other ventures are accounted for under the equity method as the Company does not have a controlling financial interest.

Unaudited financial information of the Company’s unconsolidated ventures (amounts do not reflect eliminations of activity with the Company):

	Year Ended December 31,
Operating Results (Unaudited)	2006	2005	2004
	in thousands

Net Revenue	$123,486	111,872	163,630
Income from operations	42,090	41,934	26,201
Net income	24,463	24,634	8,688

	December 31,
Balance Sheets (Unaudited)	2006	2005
	in thousands

Current assets	$77,767	68,529
Total assets	89,058	80,365
Current liabilities	25,515	24,204
Total liabilities	33,619	33,578
Total shareholders’ equity or partners’ capital	55,439	46,787

10.  Long-Term Debt

	December 31,
Long-Term Debt	2006	2005
	in thousands

$1,000,000.0 Term Loan, due quarterly December 2008 to October 2010	$1,000,000	1,000,000
$1,555,000.0 Revolving Loan, due October 2010	249,500	103,000
€260.0 Revolving Loan, due April 2009	187,828	—
7.81% Senior Notes, semi annual interest, due March 2006	—	300,000
8.06% Senior Notes, semi annual interest, due March 2008	180,000	180,000
7.45% Senior Notes, semi annual interest, due September 2009	55,000	55,000
8.37% Senior Notes, semi annual interest, due March 2011	220,000	220,000
8.13% Senior Notes, semi annual interest, due September 2012	235,000	235,000
Senior Notes, semi annual interest, due December 2012	90,000	90,000
6.01% Senior Notes, semi annual interest, due December 2015	390,000	390,000
Obligations under capital leases	32,355	23,910
Other notes payable	1,100	—

Total long-term debt	2,640,783	2,596,910
Current portion	(7,546)	(6,470)

Non-current portion	$2,633,237	2,590,440

In March 2006, the Company’s United Kingdom (“UK”) subsidiary, Discovery Communications Europe Limited (“DCEL”), entered into a €70.0 million three year multicurrency revolving credit agreement. In April 2006, the UK credit agreement was amended and restated to provide for syndication and to increase the revolving commitments to €260.0 million. The Company guarantees DCEL’s obligations under the UK credit agreement. Borrowings under this agreement bear interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin based on the Company’s leverage ratios. The cost of the UK credit agreement also includes a fee on the revolving commitments (ranging from 0.1% to 0.3%) based on the Company’s leverage ratio. DCEL capitalized £0.7 million (approximately U.S. $1.4 million)

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

of deferred financing costs as a result of this transaction. At the end of 2006 there was £95.9 million (approximately U.S. $187.8 million) outstanding under the multicurrency credit agreement with a weighted average interest rate of 5.91%. The interest rate during 2006 averaged 5.62%. The UK credit agreement matures April 2009.

In March 2006 the Company borrowed additional funds under its Revolving Loan to redeem the maturing $300.0 million Senior Notes. At the end of 2006 there was $1,249.5 million outstanding under the Revolving Loan with a weighted average interest rate of 6.35%. The amount available under the Revolving Loan was $1,302.8 million, net of amounts committed for standby letters of credit of $2.7 million issued under the credit facility. At the end of 2005 there was $1,103.0 million outstanding with a weighted interest rate of 5.32%. The average interest rate under the U.S. Credit Agreement was 6.01% and 4.41% in 2006 and 2005.

In October 2005, the Company refinanced its syndicated bank credit agreement, replacing the existing Term Loan and the Revolving Facility, which had principal payments beginning in 2007 and final maturity in 2009, with a new $1,000 million Term Loan and $1,555 million Revolving Facility, with principal payments beginning in 2008 and final maturity in 2010. The Term and Revolving Loans are unsecured. Interest, which is payable quarterly at a minimum, is based on LIBOR plus a margin based on the Company’s leverage ratio or prime. The cost of the Revolving Facility includes a fee on the revolving commitment (ranging from 0.1% to 0.3%) based on the Company’s leverage ratios.

In November 2005, the Company modified the outstanding unsecured Senior Notes. In December 2005, the Company issued two series of unsecured Senior Notes, $90.0 million of floating rate Senior Notes due December 2012 and $390.0 million of 6.01% Senior Notes due December 2015. The weighted average interest rate on the floating rate Senior Note was 6.10% at December 31, 2006 and 5.33% at December 31, 2005. The average interest rate under the floating rate Senior Note during 2006 was 5.85%.

The Company capitalized $4.8 million in deferred financing costs in 2005 as a result of these transactions. The Company expensed $4.2 million in capitalized costs as a component of interest expense associated with the refinancing of the previous credit arrangement.

The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.

Future principal payments under the current debt arrangements, excluding obligations under capital leases and other notes payable, are as follows: none in 2007, $242.5 million in 2008, $617.8 million in 2009, $812.0 million in 2010, $220.0 million in 2011 and $715.0 million from 2012 to 2015. Future minimum payments under capital leases are as follows: $9.3 million in 2007, $7.3 million in 2008, $7.3 million in 2009, $5.1 million in 2010, $4.5 million in 2011 and $5.4 million thereafter.

11.	Mandatorily Redeemable Interests in Subsidiaries

	December 31,
Mandatorily Redeemable Interests in Subsidiaries	2006	2005
	in thousands

Discovery Times	$—	106,862
Animal Planet LLC	—	80,000
Animal Planet LP	48,950	48,840
People & Arts Latin America and Animal Planet Channel Group	45,875	36,800

Mandatorily redeemable interests in subsidiaries	$94,825	272,502

Discovery Times

In April 2002, the Company sold a 50% interest in Discovery Times Channel to the New York Times (“NYT”) for $100.0 million. Due to the NYT’s redemption rights, this transaction resulted in no gain or loss to the Company. In September 2006, NYT exercised its right to put its interest back to the Company for $100.0 million. Prior to the exercised put, the Company accreted or decreted the mandatorily redeemable interest in a subsidiary through the redemption date to its estimated redemption value, never decreting below the NYT’s estimated minority interest. The Company updated its

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

estimate of the redemption value and estimated minority interest each period. The Company recorded decretion of $6.9 million in 2006 as a result of the redemption, and decretion of $19.5 million in 2005 and accretion of $1.3 million in 2004 as a result of valuation adjustments to minority interest expense.

FitTV (formerly known as The Health Network)

Fox Entertainment Group (“FEG”) had the right, from December 2003 to February 2004, to put its FitTV interests back to the Company. In December 2003, FEG notified the Company of its intention to put its interest in FitTV back to the Company. The Company acquired this interest for approximately $92.9 million in 2005. The Company recorded decretion of $1.1 million in 2004 to minority interest expense.

Animal Planet LLC

In April 2004, the BBC notified the Company of its intention to put its interest in Animal Planet LLC back to the Company. The redemption value of $80.0 million was paid in April 2006. The Company recorded accretion of $30.0 million and $50.0 million in 2005 and 2004 to minority interest expense.

Animal Planet LP

One of the Company’s stockholders held 44,000 senior preferred partnership units of Animal Planet LP (“APLP”) that have a redemption value of $44.0 million and carry a rate of return ranging from 8.75% to 13%. Payments are made quarterly and totaled $4.6 million during 2006 and 2005 and $5.8 million during 2004. APLP’s senior preferred partnership units may be called by APLP during the period January 2007 through December 2011 for $44.0 million, and may be put to the Company by the holder beginning in January 2012 for $44.0 million. In January 2007, the Company exercised its call rights and paid $44.0 million plus accrued interest of $0.5 million on January 31, 2007. At December 31, 2006, and 2005, the Company has recorded this security at the redemption value of $44.0 million plus accrued returns of $5.0 million and $4.8 million. Preferred returns have been recorded as a component of interest expense based on a constant rate of return of 10.75% through the full term and aggregated $4.7 million in 2006, 2005 and 2004.

People & Arts Latin America and Animal Planet Channel Group

The BBC has the right, upon a failure of the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America), the Channel Groups, to achieve certain financial performance benchmarks to put its interests back to the Company for a value determined by a specified formula every three years which commenced December 31, 2002. The Company accretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the applicable redemption date. The redemption value estimate is based on a contractual formula considering the projected results of each network within the channel group.

Based on the Company’s calculated performance benchmarks, the BBC has the right to put their interests as of December 2005. The BBC has 90 days following the valuation of the Channel Groups by an independent appraiser to exercise their right. During 2006 the Company was notified that the BBC is evaluating whether to execute their rights under the agreement. As of December 31, 2006, the BBC has not advised the Company of their intention. The Company is now accreting to the 2008 redemption date and has estimated a redemption value of $45.9 million as of December 31, 2006. Accretion to the redemption value has been recorded as a component of minority interest expense of $9.1 million, $34.6 million, and $2.2 million in 2006, 2005 and 2004.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

12.  Commitments and Contingencies

	Year Ending December 31,
Future Minimum Payments	Leases	Content	Other	Total
	in thousands

2007	$83,533	260,829	86,965	431,327
2008	78,999	55,447	61,467	195,913
2009	60,850	50,556	54,635	166,041
2010	52,683	44,129	17,388	114,200
2011	47,932	43,295	7,876	99,103
Thereafter	176,070	43,837	1,120	221,027

Total	$500,067	498,093	229,451	1,227,611

Expenses recorded in connection with operating leases, including rent expense, were $142.5 million, $142.1 million and $127.8 million for the years ended December 31, 2006, 2005 and 2004. The Company receives contributions from certain landlords to fund leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Certain of the Company’s leases provide for rental rates that increase or decrease over time. The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company’s deferred rent balance was $37.4 million and $29.8 million at December 31, 2006 and 2005. The lease term begins on the date the Company has access to the leased property.

In August 2005, the Company subleased rented property and guaranteed third party performance under the lease. The guarantee for the $5.2 million value of the lease is full and unconditional, through March 2008. The Company has other guarantees totaling $4.1 million.

The Company has certain contingent considerations in connection with the acquisition of Petfinder.com payable in the event specific business metrics are achieved totaling up to $13.5 million over 3 years (see Note 4).

In connection with the long-term distribution agreements for certain of its European cable networks, the Company committed to pay a satellite system operator 25% to 49% of the fair value of these networks, if any, as of December 31, 2006. The Company completed negotiations for the renewed distribution agreements including additional European cable networks in January 2007, including an inducement payment of £100.0 million (approximately U.S. $185.4 million), which also settled any liabilities from the prior agreement. The value of the networks, and the Company’s liability thereon, are materially impacted by the terms of future renewed distribution agreements with the satellite system operator. The commitment was designed as an inducement for renewed distribution agreements. As of December 31, 2006, the Company has recorded a liability of $10.4 million associated with this arrangement based on the range of estimated values of the networks at the termination of the agreement without renewed distribution agreements. The balance of the inducement payment will be deferred and amortized as a reduction of revenue over a five year period.

The Company is solely responsible for providing financial, operational and administrative support to the JVP, JVN, Animal Planet Latin America, People & Arts Latin America, Animal Planet Asia, and Animal Planet Europe ventures and has committed to do so through at least fiscal 2007.

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

13.  Employee Savings Plans

The Company maintains employee savings plans, defined contribution savings plans and a supplemental deferred compensation plan for certain management employees, together the “Savings Plans.” The Company contributions to the Savings Plans were $9.9 million, $8.2 million and $6.8 million during 2006, 2005 and 2004.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

14.  Long-term Incentive Plans

In October 2005, the Company established a new long-term incentive plan. At inception of the plan, eligible participants in one of the Company’s previously established long-term incentive plans chose to either continue in that plan or to redeem their vested units at the December 31, 2004 valuation and receive partially vested units in the new plan. Substantially all participants in the previously established plan redeemed their vested units and received partially vested units in the new plan. Certain eligible employees were granted new units in the new plan.

Units partially vested in the new plan have vesting similar to units in the previously established plan. New units awarded vest 25% per year. The units in the new plan are indexed to the market price of Class A DHC stock. Every two years, one quarter of the units awarded will expire and the employee will receive a cash payment for the increase in value throughout an eight-year period after the grant date. The Company has authorized the issuance of up to 31.9 million units under this plan.

Prior to October 2005, the Company maintained two unit-based, long-term incentive plans with substantially similar terms. Units were awarded to eligible employees following their one-year anniversary of hire and vested 25% per year thereafter. Upon exercise, participants received the increase in value from the date of issuance. The value of the units was based on changes in the Company’s value as estimated by an external investment-banking firm utilizing a specified formula of Company business metrics. The average assumptions used in the valuation model included adjusted projected operating cash flows segregated by business group. The valuation also included a business group specific discount rate and terminal value based on business risk. The intrinsic value for unit appreciation had been recorded as compensation expense over the period the units were outstanding. In August 2005, the Company discontinued one of these plans, which resulted in the full vesting and cash redemption of units at the December 31, 2004 valuation, including a 25% premium on appreciated value.

Upon voluntary termination of employment, the Company distributes 75% of the intrinsic value of the participant’s vested units, as participants are required to comply with post-employment obligations for one year in order to receive remaining benefits. The Company’s cash disbursements under the new plan aggregated $0.3 million in 2006. There were no payments during 2005 related to the new plan. The Company’s cash disbursements under the prior plans aggregated $325.8 million and $45.9 million during 2005 and 2004. Compensation expense under the prior plans was $20.4 million and $68.8 million in 2005 and 2004. The fair value of the units issued under the new plan has been determined using the Black-Scholes option-pricing model. The expected volatility represents the calculated volatility of the DHC stock price over each of the various contractual terms. As a result of the limited trading history of the DHC stock, this amount was determined based on an analysis of DHC’s industry peer group over the corresponding periods.

In 2006 and 2005, the weighted average assumptions used in this option-pricing model were as follows:

	Year Ended December 31,
Weighted Average Assumptions	2006	2005

Risk-free interest rate	4.79%	4.36%
Expected term (years)	4.42	4.75
Expected volatility	27.07%	30.36%
Dividend yield	0%	0%

The weighted average grant date fair values of units granted during 2006 and 2005 were $6.48 and $5.83. The weighted average fair values of units outstanding are $6.71 and $6.63 at December 31, 2006 and 2005. Compensation expense in connection with the new plan was $39.2 million in 2006 and $29.1 million in 2005. Included in the 2005 expense is $12.8 million related to the exchange of the partially vested units which represents the difference between the fair value of the award and the intrinsic value of the award attributable to prior vesting. The accrued fair values of units outstanding under the new plan were $84.2 million and $45.5 million at December 31, 2006 and 2005.

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes information about unit transactions (units in millions) for the new plan:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Units	Price	Units	Price

Outstanding at January 1	24.2	$14.82	—	$—
Units exchanged	—	—	7.8	12.77
Units granted	3.5	16.36	16.4	15.81
Units exercised	(0.1)	13.12	—	—
Units redeemed/cancelled	(1.3)	15.43	—	—

Outstanding at December 31	26.3	15.00	24.2	14.82

Vested at December 31	8.5	$13.78	1.6	$11.22

The Company has classified as a current liability $43.3 million for the intrinsic value of units that are or will become fully vested and potentially payable in the next twelve months. The aggregate intrinsic value of units outstanding at December 31, 2006 and 2005 is $82.0 million and $50.1 million. At December 31, 2006, there was $92.0 million of unrecognized compensation cost related to unvested units, which the Company expects to recognize over a weighted average period of 2.2 years.

The following table summarizes information about unit awards outstanding at December 31, 2006 (units in millions):

	Outstanding		Vested
		Weighted Average		Weighted Average
		Remaining Years of		Remaining Years of
Unit Price	Number of Units	Contractual Life	Number of Units	Contractual Life

$3.48	0.1	3.75	0.1	3.75
$7.06	0.6	3.75	0.6	3.75
$12.52	5.1	3.75	3.3	3.70
$15.81	17.1	3.74	4.5	0.83
$16.22	1.1	4.25	—	—
$15.84	1.3	4.75	—	—
$17.22	1.0	4.93	—	—

Total	26.3	3.86	8.5	2.20

The following table summarizes information about unit transactions (units in millions) for previously established plans:

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Units	Price	Units	Price

Outstanding at January 1	25.6	$24.10	19.1	$18.18
Units exchanged	(7.8)	34.31	—	—
Units granted	0.5	37.35	8.7	34.22
Units redeemed/cancelled	(18.3)	20.53	(2.2)	13.49

Outstanding at December 31	—	—	25.6	24.10

Vested at December 31	—	$—	17.5	$19.76

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

15.  Income Taxes

	Year Ended December 31,
Income Tax Expense	2006	2005	2004
	in thousands

Current
Federal	$3,906	(1,479)	(231)
State	4,101	(3,205)	3,952
Foreign	59,879	57,644	32,556

Total current income tax provision	67,886	52,960	36,277

Deferred
Federal	103,672	95,098	95,761
State	3,707	16,298	7,723
Foreign	(3,637)	(3,851)	—

Total deferred income tax expense	103,742	107,545	103,484

Change in valuation allowance	5,160	1,838	2,038

Total income tax expense	$176,788	162,343	141,799

	December 31,
	2006		2005
Deferred Income Tax Assets and Liabilities	Current	Non-current	Current	Non-current
	in thousands

Assets
Loss carryforwards	$19,855	27,712	43,470	61,974
Compensation	30,981	15,563	15,185	12,432
Accrued expenses	12,088	14,981	17,769	—
Reserves and allowances	10,938	—	10,392	463
Tax credits	—	8,574	—	3,823
Derivative financial instruments	—	3,141	—	7,052
Investments	—	10,445	—	86,039
Intangibles	—	104,078	—	41,401
Other	4,301	20,897	3,689	11,732

	78,163	205,391	90,505	224,916
Valuation allowance	—	(26,552)	—	(21,392)

Total deferred income tax assets	78,163	178,839	90,505	203,524

Liabilities
Accelerated depreciation	—	(6,164)	—	(11,948)
Content rights and deferred launch incentives	—	(200,732)	—	(109,009)
Foreign currency translation	—	(12,936)	—	(4,103)
Unrealized gains on investments	—	(861)	—	(1,920)
Other	(2,007)	(4,435)	(1,740)	(7,228)

Total deferred income tax liabilities	(2,007)	(225,128)	(1,740)	(134,208)

Deferred income tax assets (liabilities), net	$76,156	(46,289)	88,765	69,316

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
Reconciliation of Effective Tax Rate	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax rate arising from:
State income taxes, net of Federal benefit	1.4	3.0	2.4
Foreign income taxes, net of Federal benefit	8.5	9.3	6.4
Other	1.1	3.1	2.0

Effective income tax rate	46.0%	50.4%	45.8%

The Company has Federal operating loss carryforwards of $56.7 million that begin to expire in 2021 and state operating loss carryforwards of $728.1 million in various state jurisdictions available to offset future taxable income that expire in various amounts through 2025. The Company also has $8.6 million of alternative minimum tax credits that do not have an expiration date.

Deferred tax assets are reduced by a valuation allowance relating to the state tax benefits attributable to net operating losses in certain jurisdictions where realizability is not more likely than not.

16.  Financial Instruments

Derivative Financial Instruments

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include a combination of swaps, caps, collars, and other structured instruments to modify interest rate exposure. At December 31, 2006 and 2005, the variable to fixed interest rate instruments have a notional principal amount of $1,025.0 million and $1,200.0 million and have a weighted average interest rate of 5.09% and 5.82%. At December 31, 2006 and 2005, the fixed to variable interest rate agreements have a notional principal amount of $225.0 million and have a weighted average interest rate of 9.86% and 8.39%. At December 31, 2006, the Company held an unexercised interest rate swap put with a notional amount of $25.0 million at a fixed rate of 5.44%. As a result of unrealized mark to market adjustments, the Company recorded $10.4 million, $29.1 million and $44.1 million in gains on these instruments during 2006, 2005 and 2004. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded as a component of operating cash flows. These derivative instruments did not receive hedge accounting treatment.

The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2006 and 2005, the notional amount of foreign exchange derivative contracts was $364.1 million and $91.4 million. As a result of unrealized mark to market adjustments, the Company recognized a $2.0 million gain and $2.3 million and $0.4 million in losses on these instruments during 2006, 2005 and 2004. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.

During 2005, the Company entered into several treasury locks to hedge a forecasted debt financing transaction. The value of the hedges at closing was $3.3 million. These derivatives received hedge accounting treatment and the deferred gain has been recorded as a component of Other Comprehensive Income (Loss), net of taxes and is being amortized as an adjustment to interest expense.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Marketable equity securities are carried at fair value and fluctuations in fair value are recorded through other

DISCOVERY COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

comprehensive income. Losses on investments that are other than temporary declines in value are recorded in the statement of operations.

The carrying amount of the Company’s borrowings was $2,641 million and the fair value was $2,702.0 million at December 31, 2006. The carrying amount of the Company’s borrowings was $2,597.0 million and the fair value was $2,674.0 million at December 31, 2005.

The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company’s short and long-term derivative instruments is $(6.5) million at December 31, 2006; 18.0%, 37.0%, 0.0%, 2.0%, and 43.0% of these derivative instrument contracts will expire in 2007, 2008, 2009, 2010 and thereafter. The net fair value of the Company’s short and long-term derivative instruments was $(19.8) million at December 31, 2005.

The fair value of derivative contracts was estimated by obtaining interest rate and volatility market data from brokers. As of December 31, 2006, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company’s portfolio by approximately $9.5 million.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2006 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

17.	Related Party Transactions

The Company identifies related parties as investors and their consolidated businesses, the Company’s equity investments, and the Company’s executive management. The most significant transactions with related parties result from companies that distribute networks, produce content, or provide media uplink services. Gross revenue earned from related parties was $90.0 million, $73.7 million and $71.8 million in 2006, 2005 and 2004. Accounts receivable from these entities were $15.0 million and $17.0 million at December 31, 2006 and 2005. Purchases from related parties totaled $83.3 million, $71.4 million, and $133.2 million in 2006, 2005 and 2004; of these $8.4 million, $23.1 million and $91.0 million relate to capitalized assets. Amounts payable to these parties totaled $2.4 million and $2.3 million at December 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Dated: February 28, 2007	By	/s/ John C. Malone John C. Malone Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2007	/s/ John C. Malone John C. Malone Chairman of the Board, Director and Chief Executive Officer

February 28, 2007	/s/ Robert R. Bennett Robert R. Bennett Director and President

February 28, 2007	/s/ Paul A. Gould Paul A. Gould Director

February 28, 2007	/s/ M. LaVoy Robison M. LaVoy Robison Director

February 28, 2007	/s/ J. David Wargo J. David Wargo Director

February 28, 2007	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

February 28, 2007	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).
4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:
10.1	The Shareholders Agreement, dated as of November 30, 1991 (the “Stockholders’ Agreement”), by and among Discovery Communications, Inc. (“Discovery”), Cox Discovery, Inc. (“Cox”), NewsChannels TDC Investments, Inc. (“NewChannels”), TCI Cable Education, Inc. (“TCID”) and John S. Hendricks (“Hendricks”) (incorporated by reference to Exhibit 10.1 to the Form 10).
10.2	First Amendment to the Stockholders’ Agreement, dated as of December 20, 1996, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Newhouse Broadcasting Corporation ( the successor to NewChannels), TCID, Hendricks and for the purposes stated therein only, LMC Animal Planet, Inc. (“LMC”) and Liberty Media Corporation, a Colorado corporation (“Liberty”) (incorporated by reference to Exhibit 10.2 to the Form 10).
10.3	Second Amendment to the Stockholders’ Agreement, dated as of September 7, 2000, by and among Discovery, Cox Communications Holdings, Inc. (the successor to Cox), Advance/Newhouse Programming Partnership (the successor to NewChannels), LMC Discovery, Inc. (formerly known as TCID) and Hendricks (incorporated by reference to Exhibit 10.3 to the Form 10).
10.4	Third Amendment to the Stockholders’ Agreement, dated as of September, 2001, by and among Discovery, Cox, NewChannels, TCID, Hendricks and Advance Programming Holdings Corp. (incorporated by reference to Exhibit 10.4 to the Form 10).
10.5	Fourth Amendment to the Stockholders’ Agreement, dated as of June 23, 2003, by and among Discovery, Cox NewChannels, TCID, Liberty Animal, Inc. (the successor in interest to LMC) for the purposes stated in the First Amendment to the Stockholders’ Agreement, and Hendricks (incorporated by reference to Exhibit 10.5 to the Form 10).
10.6	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.7	Discovery Holding Company 2005 Incentive Plan (incorporated by reference to Exhibit 10.7 to the Form 10).
10.8	Discovery Holding Company 2005 Non-Employee Director Plan (incorporated by reference to Exhibit 10.8 to the Form 10).
10.9	Discovery Holding Company Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.9 to the Form 10).
10.10	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.11	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.12	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.13	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.14	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).

21 — Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.