Form 10-Q
period 2007-03-31
Discovery Holding CO
filed 2007-05-09
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(720) 875-4000

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Discovery Holding Company’s common stock as of April 30, 2007 was:

Series A common stock 268,336,850 shares; and
Series B common stock 11,934,096 shares.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2007	2006
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$150,477	154,775
Trade receivables, net	148,634	147,436
Prepaid expenses	12,516	11,522
Other current assets	3,832	3,629

Total current assets	315,459	317,362
Investments in marketable securities	52,505	51,837
Investment in Discovery Communications, Inc. (“Discovery” or “DCI”) (note 7)	3,150,457	3,129,157
Property and equipment, net	285,172	280,775
Goodwill (note 6)	2,074,882	2,074,789
Other assets, net	16,759	17,062

Total assets	$5,895,234	5,870,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,232	43,656
Accrued payroll and related liabilities	27,448	32,292
Other accrued liabilities	29,164	29,924
Deferred revenue	18,077	16,015

Total current liabilities	109,921	121,887
Deferred income tax liabilities	1,184,639	1,174,594
Other liabilities	30,227	25,237

Total liabilities	1,324,787	1,321,718

Commitments and contingencies (notes 8 and 9)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,275,679 shares at March 31, 2007 and 268,194,966 shares at December 31, 2006	2,683	2,682
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 11,947,000 shares at March 31, 2007 and 12,025,088 shares at December 31, 2006	119	120
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,714,548	5,714,379
Accumulated deficit	(1,164,627)	(1,183,831)
Accumulated other comprehensive earnings	17,724	15,914

Total stockholders’ equity	4,570,447	4,549,264

Total liabilities and stockholders’ equity	$5,895,234	5,870,982

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands, except per share amounts

Net revenue	$173,882	153,568
Operating expenses:
Cost of services	118,026	97,599
Selling, general, and administrative, including stock-based compensation (notes 2 and 10)	41,520	43,171
Gain on sale of operating assets	(34)	—
Depreciation and amortization	15,571	15,655

	175,083	156,425

Operating loss	(1,201)	(2,857)
Other income:
Share of earnings of Discovery (note 7)	21,557	21,173
Other income, net	9,297	1,950

	30,854	23,123

Earnings before income taxes	29,653	20,266
Income tax expense	(9,189)	(8,651)

Net earnings	20,464	11,615

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	1,354	2,637
Unrealized holding gains arising during the period	456	787

Other comprehensive earnings	1,810	3,424

Comprehensive earnings	$22,274	15,039

Basic and diluted earnings per common share (note 3)	$.07	.04

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Cash flows from operating activities:
Net earnings	$20,464	11,615
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,571	15,655
Stock-based compensation	966	546
Share of earnings of Discovery	(21,557)	(21,173)
Gain on lease buyout	(6,992)	—
Deferred income tax expense	8,508	8,293
Other non-cash charges (credits), net	(487)	353
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(1,082)	(4,836)
Prepaid expenses and other current assets	(1,197)	(4,012)
Payables and other liabilities	(11,629)	3,827

Net cash provided by operating activities	2,565	10,268

Cash flows from investing activities:
Capital expenditures	(13,407)	(13,802)
Proceeds from lease buyout	7,138	—
Net purchases of marketable securities	(665)	(49,175)
Cash paid for acquisitions, net of cash acquired (notes 4 and 5)	—	(46,793)
Other investing activities, net	90	(27)

Net cash used in investing activities	(6,844)	(109,797)

Cash flows used in financing activities — other financing activities, net	(19)	(2)

Net decrease in cash and cash equivalents	(4,298)	(99,531)
Cash and cash equivalents at beginning of period	154,775	250,352

Cash and cash equivalents at end of period	$150,477	150,821

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Three months ended March 31, 2007
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings	Equity
				amounts in thousands

Balance at January 1, 2007	$—	2,682	120	—	5,714,379	(1,183,831)	15,914	4,549,264
Net earnings	—	—	—	—	—	20,464	—	20,464
Other comprehensive earnings	—	—	—	—	—	—	1,810	1,810
Stock compensation	—	—	—	—	137	—	—	137
Cumulative effect of accounting change (note 8)	—	—	—	—	—	(1,260)	—	(1,260)
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—
Stock option exercises	—	—	—	—	32	—	—	32

Balance at March 31, 2007	$—	2,683	119	—	5,714,548	(1,164,627)	17,724	4,570,447

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited

(1)  Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Discovery Holding Company and its consolidated subsidiaries (“DHC” or the “Company”). DHC’s two wholly-owned operating subsidiaries are Ascent Media Group, LLC (“Ascent Media”) and AccentHealth, LLC (“AccentHealth”). DHC also has a 50% ownership interest in Discovery, which it accounts for as an equity method investment. All significant intercompany accounts and transactions have been eliminated in consolidation.

Ascent Media is comprised of two operating segments. Ascent Media’s creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography or creates new three dimensional images, animation sequences, or sound effects. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage, and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to viewers in North America, Europe and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services.

Substantially all of the assets of AccentHealth were acquired by a subsidiary of DHC in January 2006, and are included as part of the network services group for financial reporting purposes. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide.

Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming in the United States and over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

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

(2)  Stock Options and Other Long-Term Incentive Compensation

Stock Options

On July 21, 2005, Liberty Media Corporation (“Liberty”) completed the spin off of the capital stock of DHC (the “Spin Off”). The Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Approximately 268.1 million shares of DHC Series A common stock and 12.1 million shares of DHC Series B common stock were issued in the Spin Off.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The Company accounts for stock option awards pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“Statement 123R”). Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

Liberty calculated the grant-date fair value for all of its awards using the Black-Scholes Model. Liberty calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20% — 21%). Liberty used the risk-free rate for Treasury Bonds with a term similar to that of the subject options. The Company has allocated the grant-date fair value of the Liberty awards to the Spin Off DHC Awards based on the relative trading prices of DHC and Liberty common stock after the Spin Off.

On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48. Such options vest one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share, as determined by the Black-Scholes Model.

As of March 31, 2007, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,874,365	$15.41	2,996,525	$18.87

Exercisable	1,401,272	$16.13	2,876,525	$18.99

As of March 31, 2007, the total compensation cost related to unvested equity awards was $960,000. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.3 years.

2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“Value”) is calculated as the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000 plus (ii) 5% of the increase in the calculated value of Ascent Media over a

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

baseline value determined at the time of grant, divided by 10,000,000. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 423,500 PARs granted as of March 31, 2007. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media will record a liability and a charge to expense based on the Value and percent vested at each reporting period. As of March 31, 2007, Ascent Media had recorded a liability of $841,000.

(3)  Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2007 and 2006 is 280,222,000 and 279,950,000, respectively. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2007 and 2006, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(4)  Supplemental Disclosure of Cash Flow Information

Three Months
Ended
March 31, 2006
amounts in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$48,264
Net liabilities assumed	(1,471)

Cash paid for acquisitions, net of cash acquired	$46,793

(5)  Acquisition

Effective January 27, 2006, one of DHC’s subsidiaries acquired substantially all of the assets of AccentHealth, LLC’s healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Other intangible assets are included in Other assets, net in the accompanying condensed consolidated balance sheets. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media’s existing network services group.

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC as part of the network services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC for the three months ended March 31, 2006.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(6)  Goodwill

Goodwill is comprised of the following:

	March 31,	December 31,
	2007	2006
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Network Services group	197,283	197,190
Discovery	1,771,000	1,771,000

Total goodwill	$2,074,882	2,074,789

GAAP requires companies to allocate enterprise-level goodwill to all reporting units, including equity method investments. Accordingly, the Company has allocated $1,771,000,000 of enterprise-level goodwill to its investment in Discovery. This allocation is performed for goodwill impairment testing purposes only and does not change the reported carrying value of the investment. However, to the extent that all or a portion of an equity method investment is disposed of in the future, the allocated portion of goodwill will be relieved and included in the calculation of the gain or loss on disposal.

(7)  Investment in Discovery

The Company has a 50% ownership interest in Discovery and accounts for its investment using the equity method of accounting. Discovery is a global media and entertainment company that provides original and purchased video programming in the United States and in over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

On March 29, 2007, Discovery announced that it had entered into a non-binding Letter of Intent with Cox Communications Holdings, Inc. (“Cox”), a 25% shareholder of Discovery, pursuant to which Discovery would redeem Cox’s ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that will hold Travel Channel, travelchannel.com, Antenna Audio and approximately $1.275 billion in cash. Discovery expects to raise the cash amount through additional financing, and expects to retire the equity shares previously owned by Cox. Completion of the transaction is subject to negotiation of definitive documents and various conditions, including regulatory clearances and approvals. Upon completion of the transaction, which is expected to close in the second quarter of 2007, the Company would own a 66 2/3% interest in Discovery. DHC would continue to account for its investment using the equity method of accounting due to governance rights which would restrict DHC’s ability to control Discovery.

DHC’s carrying value for Discovery was $3,150,457,000 at March 31, 2007. In addition, as described in note 6, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information for DCI is as follows:

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	amounts in thousands

Cash and cash equivalents	$71,285	52,263
Other current assets	904,398	918,373
Property and equipment, net	417,286	424,041
Goodwill and intangible assets	455,906	472,939
Programming rights, long term	1,253,539	1,253,553
Other assets	446,736	255,384

Total assets	$3,549,150	3,376,553

Current liabilities	$567,276	734,524
Long term debt	2,896,186	2,633,237
Other liabilities	257,790	175,255
Mandatorily redeemable equity in subsidiaries	46,586	94,825
Stockholders’ deficit	(218,688)	(261,288)

Total liabilities and stockholders’ deficit	$3,549,150	3,376,553

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Revenue	$727,826	659,601
Cost of revenue	(257,027)	(240,342)
Selling, general and administrative	(291,002)	(274,348)
Restructuring and other charges	(10,999)	—
Equity-based compensation	(11,721)	(5,169)
Depreciation and amortization	(35,188)	(30,135)

Operating income	121,889	109,607
Interest expense	(44,556)	(49,006)
Other income, net	2,407	10,005
Income tax expense	(36,626)	(28,259)

Net earnings	$43,114	42,347

DHC’s share of net earnings	$21,557	21,173

(8)  Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company may record the benefits of such tax position in its consolidated financial statements. Upon adoption of FIN 48, the Company’s wholly-owned subsidiary, Ascent Media, reversed $255,000 of tax liabilities included in the Company’s December 31, 2006 consolidated balance sheet with a corresponding decrease to accumulated deficit. The Company’s 50%-owned equity affiliate, Discovery, recorded a $5,011,000 net tax liability upon adoption of FIN 48, so the Company charged its 50% share, or $2,506,000, directly to accumulated deficit, net of a $991,000 deferred tax impact.

As of January 1, 2007, the Company’s tax reserves related to unrecognized tax benefits for uncertain tax positions was not significant. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2007.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in Other income, net in the accompanying condensed consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying condensed consolidated statements of operations. As of January 1, 2007, accrued interest and penalties related to uncertain tax positions was not significant.

As of March 31, 2007, the Company’s tax returns for the period July 21, 2005 through December 31, 2006 remain subject to examination by the IRS for federal income tax purposes.

(9)  Commitments and Contingencies

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

The Company and its subsidiaries lease offices, satellite transponders and certain equipment under capital and operating lease arrangements.

On December 31, 2003, Ascent Media acquired the operations of Sony Electronic’s systems integration center business and related assets, which we refer to as SIC. In exchange, Sony received the right to be paid in 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. and SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000, which liability is included in long-term Other liabilities in the accompanying condensed consolidated balance sheets. SIC is included in Ascent Media’s network services group.

(10)  Related Party Transactions

In connection with the Spin Off, DHC and Liberty entered into a Services Agreement. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate. Amounts charged to DHC by Liberty under the Services Agreement aggregated $552,000 and $565,000 for the three months ended March 31, 2007 and 2006, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the three months ended March 31, 2007 and 2006 aggregated $4,960,000 and $6,768,000, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Based on the foregoing criteria, the Company’s business units have been aggregated into three reportable segments: the creative services group and the network services group, which are consolidated operating segments, and Discovery, which is an equity affiliate.

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

DHC corporate related items and unallocated Ascent Media corporate expenses are reflected in the Corporate and Other column listed below. As a product of Ascent Media’s reorganization completed in the fourth quarter of 2006, the segment presentation for prior periods has been conformed to the current period segment presentation.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group(1)	and Other	Total	Discovery
	amounts in thousands

Three months ended March 31, 2007
Revenue from external customers	$110,712	63,170	—	173,882	727,826
Operating cash flow (deficit)	$14,284	8,288	(7,210)	15,362	179,797
Capital expenditures	$6,132	5,587	1,688	13,407	13,407
Total assets	$412,284	383,532	5,099,418	5,895,234	3,549,150
Three months ended March 31, 2006
Revenue from external customers	$98,530	55,038	—	153,568	659,601
Operating cash flow (deficit)	$13,098	9,497	(9,251)	13,344	144,911
Capital expenditures	$5,595	7,603	604	13,802	7,344

(1)	Included in Network Services group revenue is broadcast services revenue of $37,415,000 and $39,290,000 and systems integration revenue of $25,755,000 and $15,748,000 for the three months ended March 31, 2007 and 2006, respectively.

The following table provides a reconciliation of segment operating cash flow to earnings before income taxes.

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Segment operating cash flow	$15,362	13,344
Stock-based compensation	(966)	(546)
Depreciation and amortization	(15,571)	(15,655)
Share of earnings of Discovery	21,557	21,173
Other, net	9,271	1,950

Earnings before income taxes	$29,653	20,266

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Revenue
United States	$137,212	116,189
United Kingdom	30,140	32,080
Other countries	6,530	5,299

	$173,882	153,568

	March 31,	December 31,
	2007	2006
	amounts in thousands

Property and equipment, net
United States	$189,798	184,052
United Kingdom	70,345	70,363
Other countries	25,029	26,360

	$285,172	280,775

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a holding company and our businesses and assets include Ascent Media and AccentHealth, which we consolidate, and a 50% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our condensed consolidated financial statements.

Ascent Media provides creative and network services to the media and entertainment industries. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into the following three groups: creative services group, network services group and corporate and other. Ascent Media has few long-term or exclusive agreements with its creative services customers.

AccentHealth, which we acquired on January 27, 2006 for cash consideration of $46,793,000, operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results as part of the network services group since the date of acquisition.

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

Results of Operations

Our consolidated results of operations include 100% of the results of Ascent Media and AccentHealth, general and administrative expenses incurred at the DHC corporate level, and our 50% share of earnings of Discovery.

Our creative services group revenue is primarily generated from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. Additionally, the creative services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these creative services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. The creative services group includes Ascent Media’s digital media distribution center which is developing new digital service products and businesses in areas such as digital imaging, digital vault, distribution services and interactive media.

Our network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s revenues are also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 60% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 40% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Corporate related items and expenses are reflected in Corporate and other, below. Cost of services and operating expenses consist primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Segment Revenue
Creative Services group	$110,712	98,530
Network Services group	63,170	55,038
Corporate and other	—	—

	$173,882	153,568

Segment Operating Cash Flow
Creative Services group	$14,284	13,098
Network Services group	8,288	9,497
Corporate and other	(7,210)	(9,251)

	$15,362	13,344

Revenue.  Total revenue increased $20,314,000 or 13.2% for the three months ended March 31, 2007, as compared to the corresponding prior year period. The creative services group revenue increased $12,182,000 for the three months ended March 31, 2007, as compared to the corresponding prior year period. This increase was due to (i) an increase of $6,241,000 in commercial revenue driven primarily by strong U.S. demand, (ii) an increase of $3,727,000 in feature revenue driven by increased titles for post production and audio services, (iii) an increase of $864,000 in media services driven by growth in digital vaulting and digital distribution services, offset by lower traditional media, lab and DVD services and (iv) favorable changes in foreign currency exchange rates of $2,075,000. These revenue increases were offset by a slight decrease in television post production services in the U.S. and U.K.

The network services group revenue increased $8,132,000 for the three months ended March 31, 2007, as compared to the corresponding prior year period. The increase in revenue was due to (i) an increase of $10,008,000 in system integration services revenue due to the timing of projects, (ii) an increase of $1,985,000 driven by AccentHealth which was acquired in February 2006 and (iii) favorable changes in foreign currency exchange rates of $1,363,000. These increases in revenue were partially offset by (i) a decrease of $2,342,000 in content distribution revenue primarily due to the termination of certain distribution contracts in the U.K. and (ii) other revenue decrease of $2,882,000 primarily due to a large one-time project in 2006.

Cost of Services.  Cost of services increased $20,427,000 or 20.9% for the three months ended March 31, 2007, as compared to the corresponding prior year period. The increase is attributable to higher costs across creative services and network services groups primarily in production material, production personnel and equipment expenses resulting from increased volumes. Additionally, changes in foreign currency exchange rates resulted in an increase of $2,157,000. As a percent of revenue, cost of services was 67.9% and 63.6% for the three months ended March 31, 2007 and 2006, respectively. The percentage increase was a result of revenue mix driven by higher production material costs for system integration projects at the network services group and by more labor intensive commercial and feature projects in the creative services group. These material and labor costs have increased at a faster rate than revenue, contributing to a lower operating cash flow margin.

Selling, General and Administrative.  DHC’s selling, general and administrative expenses (“SG&A”), including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, decreased $2,131,000 or 5.0% for the three months ended March 31, 2007 as compared to the corresponding prior year period. The decline for the three month period was driven by lower professional fees and lower personnel costs. As a percent of revenue, SG&A was 23.3% and 27.8% for the three months ended March 31, 2007 and 2006, respectively, with the decrease partially resulting from the restructuring which occurred in the third and fourth quarters of 2006, lowering headcount and personnel costs.

Depreciation and Amortization.  The decrease in depreciation and amortization expense for the three months ended March 31, 2007 is due to a combination of assets becoming fully depreciated partially offset by depreciation on new capital expenditures.

Stock-Based Compensation.  Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 423,500 PARs granted as of March 31, 2007. For the three months ended March 31, 2007, Ascent Media recorded $841,000 of 2006 Plan expense.

On July 21, 2005, Liberty completed the spin off of the capital stock of DHC. As a result of the Spin Off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. SAR expense was a credit of $12,000 for the three months ended March 31, 2007. Pursuant to the Reorganization Agreement, DHC is responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. Notwithstanding the foregoing, the Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees regardless of whether such awards relate to DHC common stock or Liberty common stock. Any stock-based compensation recorded by DHC with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital. Stock-based compensation expense was $137,000 and $546,000 for the three months ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, the total compensation cost related to unvested equity awards was $960,000. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.3 years.

Share of Earnings of Discovery.  Our share of earnings of Discovery was consistent for the three months ended March 31, 2007 and 2006, increasing $384,000 or 1.8%.

We have provided a more detailed discussion of Discovery’s results of operations below.

Other Income.  During the first quarter of 2007, we were bought out of an operating lease in New York and recorded a $6,992,000 gain on this transaction, representing the cash received less the net book value of leasehold improvements which were retired.

Income Taxes.  Our effective tax rate was 31.0% and 42.7% for the three months ended March 31, 2007 and 2006, respectively. Our income tax expense for 2007 is lower than the federal income tax rate of 35% due to a reduction in the valuation allowance from the usage of net operating loss carryforwards to offset taxable income in the first quarter of 2007. Our income tax expense for 2006 was higher than the federal income tax rate of 35% due to state and foreign tax expense.

Net Earnings.  Our net earnings increased from $11,615,000 for the three months ended March 31, 2006 to $20,464,000 for the three months ended March 31, 2007. Such increase is due to the other aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the three months ended March 31, 2007, our primary use of cash was capital expenditures of $13,407,000. Of the foregoing 2007 capital expenditures, $3,338,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of our capital expenditures relate to purchases of new equipment and the upgrade of existing facilities and equipment. We currently expect to spend an additional $69,500,000 for capital expenditures in 2007, which we expect will be funded with cash from operations and cash on hand. At March 31, 2007, we have approximately $154.7 million of corporate cash and short-term investments. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

Discovery

We hold a 50% ownership interest in Discovery and account for this investment using the equity method of accounting. Accordingly, in our condensed consolidated financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in our condensed consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the three months ended March 31, 2007 and 2006 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

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

The U.S. networks is Discovery’s largest division, which owns and operates 12 cable and satellite channels and provides distribution and advertising sales services for BBC America and distribution services for BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce, education and other includes Discovery’s retail chain store operations and other direct-to-consumer marketing activities, as well as Discovery education, which manages Discovery’s distribution of education content to schools and consumers.

On March 29, 2007, Discovery announced that it had entered into a non-binding Letter of Intent with Cox, a 25% shareholder of Discovery, pursuant to which Discovery would redeem Cox’s ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that will hold Travel Channel, travelchannel.com, Antenna Audio and approximately $1.275 billion in cash. Discovery expects to raise the cash amount through additional financing, and expects to retire the equity shares previously owned by Cox. Completion of the transaction is subject to negotiation of definitive documents and various conditions, including regulatory clearances and approvals. Upon completion of the transaction, which is expected to close in the second quarter of 2007, the Company would own a 66 2/3% interest in Discovery. DHC would continue to account for its investment using the equity method of accounting due to governance rights which would restrict DHC’s ability to control Discovery.

Consolidated Results of Discovery

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Revenue:
Advertising	$289,769	267,028
Distribution	369,879	346,014
Other	68,178	46,559

Total revenue	727,826	659,601

Expenses:
Cost of revenue	(257,027)	(240,342)
Selling, general and administrative (“SG&A”) expense	(291,002)	(274,348)

Operating cash flow	179,797	144,911
Restructuring and other charges	(10,999)	—
Expenses arising from long-term incentive plans	(11,721)	(5,169)
Depreciation and amortization	(35,188)	(30,135)

Operating income	121,889	109,607
Other income (expense):
Interest expense, net	(44,556)	(49,006)
Unrealized gains from derivative instruments, net	1,065	6,725
Minority interests in consolidated subsidiaries	(707)	1,878
Other	2,049	1,402

Earnings before income taxes	79,740	70,606
Income tax expense	(36,626)	(28,259)

Net earnings	$43,114	42,347

Business Segment Results of Discovery

	Three Months Ended
	March 31,
	2007	2006
	amounts in thousands

Revenue:
U.S. networks	$485,613	443,434
International networks	207,796	193,216
Discovery commerce, education and other	34,417	22,951

Total revenue	$727,826	659,601

Operating Cash Flow:
U.S. networks	$180,431	152,117
International networks	19,496	31,146
Discovery commerce, education and other	(20,130)	(38,352)

Total operating cash flow	$179,797	144,911

Note: Discovery commerce, education and other includes intercompany eliminations.

Revenue.  Discovery’s consolidated revenue increased 10% for the three months ended March 31, 2007, as compared to the corresponding prior year period. Increased revenue was due to a 7% increase in distribution revenue, a 9% increase in advertising revenue and a 46% increase in other revenue during the same period.

Distribution revenue increased $13,715,000 or 7% at the U.S. networks primarily due to a 6% increase in paying subscription units combined with contractual rate increases. Launch amortization at the U.S. networks, a contra-revenue item, was $15,352,000 and $18,548,000 for the three months ended March 31, 2007 and 2006, respectively. Many of Discovery’s domestic networks are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates.

At the international networks, distribution revenue increased $10,150,000 or 8% for the three months ended March 31, 2007, as compared to the corresponding prior year period. Such increase was principally comprised of combined revenue growth in Europe and Asia of $20,424,000, partially offset by a $10,269,000 revenue decline in the U.K. The net increase in revenue resulted from an increase in paying subscription units of 13% combined with contractual rate increases in certain markets, partially offset by an increase in launch amortization. In January 2007 and in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $195.8 million. Most of the payment was attributed to the renewal period and is being amortized over a five year term. As a result, launch amortization at the international networks was $10,541,000 for the three months ended March 31, 2007, as compared to $1,559,000 for the corresponding prior year period.

Advertising revenue, which includes revenue from paid programming, increased $20,446,000 or 10% at the U.S. networks and increased $2,183,000 or 4% at the international networks, for the three months ended March 31, 2007 as compared to the corresponding prior year period. The increase in advertising revenue at the U.S. networks was primarily due to higher advertising sell-out rates on certain channels and higher audience delivery on most channels, notably the Discovery Channel and TLC. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide, partially offset by a decline in advertising revenue in the U.K.

Included in other revenue is education revenue, which increased $6,931,000 or 85%, and commerce revenue, which increased $3,361,000 or 15%. The increase in education revenue comes from a combination of a 12% increase in paying school subscription units and improved customer yields as a result of the increased focus on Discovery’s direct-to-school distribution platform, unitedstreaming, as well as the division’s other premium direct-to-school subscription services. The increase in commerce revenue is driven by increases in both the retail store business and direct-to-consumer e-commerce business. During the first quarter of 2007, Discovery initiated a strategic review of its commerce business to evaluate potential new operating alternatives with a target of reaching a conclusion in the second quarter of 2007.

Cost of Revenue.  Cost of revenue increased 7% for the three months ended March 31, 2007, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was 35% and 36% for the three months ended March 31, 2007 and 2006, respectively. The $16,685,000 increase over the prior year period primarily resulted from an $11,826,000 increase in content amortization expense due to continued investment in original productions across the U.S. networks combined with increases in Europe associated with the launch of several networks and a new free-to-air channel in Germany branded as DMAX.

SG&A Expenses.  SG&A expenses increased 6% for the three months ended March 31, 2007, as compared to the corresponding prior year period. As a percent of revenue, SG&A expense was 40% and 42% for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, SG&A expense increased $11,139,000 and $15,241,000 for U.S. networks and international networks, respectively, as compared to the corresponding prior year period, but decreased $9,890,000 for the education business. In U.S. networks, the increase is primarily due to a $10,623,000 or 22% increase in personnel expense resulting from increased headcount from 2006 acquisitions combined with compensation increases. In international networks, the increase is primarily due to an $11,959,000 or 35% increase in personnel expense, resulting from infrastructure expansions in Europe which increased headcount and office locations. In the education business, the decrease is primarily due to a $4,443,000 or 38% reduction in personnel expense as a result of business restructuring, combined with a $5,053,000 or 88% reduction in marketing expense as Discovery re-focuses the direction of the education business.

While international networks revenue increased $14,580,000, operating cash flow decreased $11,650,000 in 2007 as compared to 2006 primarily due to the acquisition of DMAX in March 2006 which incurred a $9,027,000 higher operating cash flow deficit in the first quarter of 2007 as compared to 2006.

Restructuring Charges.  During the first quarter of 2007, Discovery recorded restructuring charges of $10,999,000 related to a number of organizational and strategic adjustments. The purpose of these adjustments was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry. The charge primarily results from severance due to a reduction in headcount. There was no restructuring charge in 2006.

Expenses Arising from Long-term Incentive Plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the LTIP is indexed to the value of DHC Series A common stock and are treated similar to a derivative by determining their fair value each reporting period. Upon redemption, participants receive a cash payment based on the change in market price of DHC Series A common stock. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense aggregated $11,721,000 for the three months ended March 31, 2007 compared to $5,169,000 for the same period in 2006. The increase is primarily the result of increases in the DHC Series A common stock price offset by a decrease in expense related to the difference in value accrued for units paid or forfeited during the quarter, largely as a result of the restructuring. If the remaining vested LTIP awards at March 31, 2007 were redeemed, the aggregate cash payments by Discovery would be approximately $41,328,000.

Depreciation and Amortization.  The increase in depreciation and amortization for the three months ended March 31, 2007 is due to an increase in new assets placed in service during 2006.

Other Income and Expense

Interest Expense.  The decrease in interest expense for the three months ended March 31, 2007 is primarily a result of Discovery exercising its call rights in January 2007 to acquire mandatorily redeemable securities and reversing $4.5 million of accrued preferred returns. Preferred returns had been recorded as a component of interest expense based on a constant rate of return through the full term.

Unrealized Gains from Derivative Instruments, net.  Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps and swaptions. As a result of unrealized mark to market adjustments, Discovery recognized $1,065,000 and $6,725,000 in unrealized gains on these instruments during the three months ended March 31, 2007 and 2006, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority Interests in Consolidated Subsidiaries.  Minority interest represents increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value.

Other.  Other income in 2007 and 2006 relates primarily to Discovery’s equity share of earnings on their joint ventures.

Income Taxes.  Discovery’s effective tax rate was 46% and 40% for the three months ended March 31, 2007 and 2006, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

Liquidity and Capital Resources

Discovery used $166,931,000 and $24,193,000 of cash from operations during the three months ended March 31, 2007 and 2006, respectively. Discovery’s payment under deferred launch incentives was $196,801,000 and $13,764,000 for the three months ended March 31, 2007 and 2006, respectively, driving a significant use of cash during the first quarter of 2007.

During the three months ended March 31, 2007, Discovery spent $13,407,000 on capital expenditures and paid $44,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries. During the three months ended March 31, 2006, Discovery paid $68,910,000 for business combinations, net of the cash acquired, and spent $7,343,000 on capital expenditures.

In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including a term loan, two revolving loan facilities and various senior notes payable. During the three months ended March 31, 2007 and 2006, net borrowings under debt facilities were $262,912,000 and $147,949,000, respectively. Total commitments of these facilities were $4,071,000,000 at March 31, 2007. Debt outstanding on these facilities aggregated $2,870,300,000 at March 31, 2007, providing excess debt availability of $1,200,700,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

All term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require Discovery to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at March 31, 2007.

During 2007, including amounts discussed above, Discovery expects to spend up to $100,000,000 for capital expenditures and approximately $180,000,000 for interest expense under its current debt facilities. Payments to satisfy LTIP obligations are not expected to be significant in 2007. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

Discovery is subject to a contractual agreement that may require Discovery to acquire the ownership interest of a minority partner. The right of this minority partner to put its interest back to Discovery for a value determined by a specified formula every three years commenced on December 31, 2002. Discovery accretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the applicable redemption date. The most recent put right has been exercisable since December 2005. During 2006, Discovery was notified that the minority partner was evaluating whether to execute its rights under the agreement. As of March 31, 2007, the minority partner had not advised Discovery of its intention. Discovery is now accreting this minority interest to the December 2008 redemption date and estimates the redemption value to be $46.6 million as of March 31, 2007.

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

Item 4.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 28, 2007.

Item 6.  Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Date: May 9, 2007	By:	/s/ John C. Malone John C. Malone Chief Executive Officer

Date: May 9, 2007	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: May 9, 2007	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.