Form 10-Q
period 2007-06-30
Discovery Holding CO
filed 2007-08-08
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of outstanding shares of Discovery Holding Company’s common stock as of July 31, 2007 was:

Series A common stock 268,587,277 shares; and
Series B common stock 11,874,196 shares.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES Condensed Consolidated Balance Sheets (unaudited)
DISCOVERY HOLDING COMPANY AND SUBSIDIARIES Condensed Consolidated Statements of Operations and Comprehensive Earnings (unaudited)
DISCOVERY HOLDING COMPANY AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited)
DISCOVERY HOLDING COMPANY AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders’ Equity Six months ended June 30, 2007 (unaudited)
DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Item 2.Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Item 3.Quantitative and Qualitative Disclosures about Market Risk
Item 4.Controls and Procedures
DISCOVERY HOLDING COMPANY
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$174,663	154,775
Trade receivables, net	140,505	147,436
Prepaid expenses	12,904	11,522
Other current assets	4,086	3,629

Total current assets	332,158	317,362
Investments in marketable securities	53,508	51,837
Investment in Discovery Communications Holding, LLC (“Discovery”) (note 7)	3,282,062	3,129,157
Property and equipment, net	282,294	280,775
Goodwill (note 6)	2,075,288	2,074,789
Other assets, net	16,234	17,062

Total assets	$6,041,544	5,870,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,970	43,656
Accrued payroll and related liabilities	30,173	32,292
Other accrued liabilities	30,991	29,924
Deferred revenue	27,777	16,015

Total current liabilities	119,911	121,887
Deferred income tax liabilities	1,237,066	1,174,594
Other liabilities	30,539	25,237

Total liabilities	1,387,516	1,321,718

Commitments and contingencies (notes 8 and 9)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,580,700 shares at June 30, 2007 and 268,194,966 shares at December 31, 2006	2,686	2,682
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 11,877,196 shares at June 30, 2007 and 12,025,088 shares at December 31, 2006	119	120
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,718,860	5,714,379
Accumulated deficit	(1,090,410)	(1,183,831)
Accumulated other comprehensive earnings	22,773	15,914

Total stockholders’ equity	4,654,028	4,549,264

Total liabilities and stockholders’ equity	$6,041,544	5,870,982

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in thousands, except per share amounts

Net revenue	$177,220	165,789	351,102	319,357

Operating expenses:
Cost of services	121,609	109,623	239,635	207,222
Selling, general, and administrative, including stock-based compensation (notes 2 and 10)	41,333	46,281	82,853	89,452
Gain on sale of operating assets	(208)	(167)	(242)	(167)
Depreciation and amortization	17,415	16,304	32,986	31,959

	180,149	172,041	355,232	328,466

Operating loss	(2,929)	(6,252)	(4,130)	(9,109)
Other income:
Share of earnings of Discovery (note 7)	125,797	30,345	147,354	51,518
Other income, net	2,318	2,523	11,615	4,473

	128,115	32,868	158,969	55,991

Earnings before income taxes	125,186	26,616	154,839	46,882
Income tax expense	(50,969)	(12,882)	(60,158)	(21,533)

Net earnings	74,217	13,734	94,681	25,349

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	3,349	6,451	4,703	9,088
Unrealized holding gains (losses) arising during the period	1,700	(103)	2,156	684

Other comprehensive earnings	5,049	6,348	6,859	9,772

Comprehensive earnings	$79,266	20,082	101,540	35,121

Basic and diluted earnings per common share (note 3)	$.26	.05	.34	.09

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
	amounts in thousands (note 4)

Cash flows from operating activities:
Net earnings	$94,681	25,349
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,986	31,959
Stock-based compensation	1,308	987
Share of earnings of Discovery	(147,354)	(51,518)
Gain on lease buyout	(6,992)	—
Deferred income tax expense	58,660	20,176
Other non-cash charges (credits), net	(776)	165
Changes in assets and liabilities, net of acquisitions:
Trade receivables	7,244	(162)
Prepaid expenses and other current assets	(1,839)	33
Payables and other liabilities	(2,539)	5,054

Net cash provided by operating activities	35,379	32,043

Cash flows from investing activities:
Capital expenditures	(25,093)	(32,400)
Proceeds from lease buyout	7,138	—
Net purchases of marketable securities	(1,671)	(50,661)
Cash paid for acquisitions, net of cash acquired	—	(46,793)
Other investing activities, net	366	256

Net cash used in investing activities	(19,260)	(129,598)

Cash flows from financing activities:
Net cash from option exercises	4,083	—
Other financing activities, net	(314)	(4)

Net cash provided (used) by financing activities	3,769	(4)

Net increase (decrease) in cash and cash equivalents	19,888	(97,559)
Cash and cash equivalents at beginning of period	154,775	250,352

Cash and cash equivalents at end of period	$174,663	152,793

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2007
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings	Equity
	amounts in thousands

Balance at January 1, 2007	$—	2,682	120	—	5,714,379	(1,183,831)	15,914	4,549,264
Net earnings	—	—	—	—	—	94,681	—	94,681
Other comprehensive earnings	—	—	—	—	—	—	6,859	6,859
Stock compensation	—	—	—	—	401	—	—	401
Cumulative effect of accounting change (note 8)	—	—	—	—	—	(1,260)	—	(1,260)
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—
Stock option exercises	—	3	—	—	4,080	—	—	4,083

Balance at June 30, 2007	$—	2,686	119	—	5,718,860	(1,090,410)	22,773	4,654,028

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Discovery Holding Company and its consolidated subsidiaries (“DHC” or the “Company”). DHC’s two wholly-owned operating subsidiaries are Ascent Media Group, LLC (“Ascent Media”) and AccentHealth, LLC (“AccentHealth”). DHC also has a 66 2/3% ownership interest in Discovery, previously a 50% interest through May 14, 2007, which it accounts for as an equity method investment. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming across multiple platforms in the United States and over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

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

The Company accounts for stock option awards pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”). Statement 123R generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments (such as stock options and restricted stock) based on the grant-date fair value of the award, and to recognize that cost over the period during which the employee is required to provide service (usually the vesting period of the award).

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

On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48 per share. Such options vest one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share, as determined by the Black-Scholes Model.

On May 17, 2007, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $22.90 per share. Such options vest on the date of the 2008 DHC annual stockholder meeting. Also on May 17, 2007, the president of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $22.90 per share. Such options vest one year from the date of grant. All 40,000 options granted on May 17, 2007 terminate 10 years from the date of grant and had a grant-date fair value of $7.74 per share, as determined by the Black-Scholes Model.

As of June 30, 2007, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,723,520	$15.40	2,996,525	$18.87

Exercisable	1,267,561	$15.92	2,936,525	$18.93

As of June 30, 2007, the total compensation cost related to unvested equity awards was $1,006,000. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.2 years.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“Value”) is calculated as the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000 plus (ii) 5% of the increase in the calculated value of Ascent Media over a baseline value determined at the time of grant, divided by 10,000,000. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of June 30, 2007. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media will record a liability and a charge to expense based on the Value and percent vested at each reporting period. As of June 30, 2007, Ascent Media had recorded a liability of $919,000.

(3)	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2007 is 280,351,000 and 280,287,000, respectively. The weighted average number of shares outstanding for each of the three and six months ended June 30, 2006 is 279,950,000. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2007 and 2006, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(4)	Supplemental Disclosure of Cash Flow Information

Six Months
Ended
June 30, 2006
amounts in thousands

Cash paid for acquisitions:
Fair value of assets acquired	$48,264
Net liabilities assumed	(1,471)

Cash paid for acquisitions, net of cash acquired	$46,793

(5)	Acquisition

Effective January 27, 2006, one of DHC’s subsidiaries acquired substantially all of the assets of AccentHealth’s healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. The Company recorded goodwill of $32,224,000 and other intangible assets of $9,800,000 in connection with this acquisition. Other intangible assets are included in Other assets, net in the accompanying condensed consolidated balance sheets. The excess purchase price over the fair value of assets acquired is attributable to the growth potential of AccentHealth and expected compatibility with Ascent Media’s existing network services group.

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC as part of the network services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC for the six months ended June 30, 2006.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(6)	Goodwill

Goodwill is comprised of the following:

	June 30,	December 31,
	2007	2006
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Network Services group	197,689	197,190
Discovery	1,771,000	1,771,000

Total goodwill	$2,075,288	2,074,789

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

Discovery was formed in the second quarter of 2007 as part of a restructuring (the “DCI Restructuring”) completed by Discovery Communications, Inc. (“DCI”). In the Restructuring, DCI became a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including DHC, became members of Discovery. Discovery is the successor reporting entity to DCI. In connection with the DCI Restructuring, Discovery applied “pushdown” accounting and each shareholder’s basis in DCI as of May 14, 2007 has been pushed down to Discovery. The result was $4.4 billion in goodwill being recorded by Discovery. Since goodwill is not amortizable, there is no income statement impact for this change in basis.

Discovery is a global media and entertainment company that provides original and purchased video programming across multiple platforms in the United States and in over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States.

On May 14, 2007, Discovery and Cox Communications Holding, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash. Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, DHC owns a 66 2/3% interest in Discovery and Advance/Newhouse Communications owns a 33 1/3% interest.

DHC continues to account for its investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse Communications which restrict DHC’s ability to control Discovery. From January 1, 2006 through May 14, 2007, DHC recorded its 50% share of the earnings of DCI. Subsequent to May 14, 2007, DHC has recorded its 66 2/3% share of the earnings of Discovery.

DHC’s carrying value for Discovery was $3,282,062,000 at June 30, 2007. In addition, as described in note 6, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	amounts in thousands

Cash and cash equivalents	$67,880	52,263
Other current assets	1,013,824	918,373
Property and equipment, net	385,476	424,041
Goodwill and intangible assets	4,793,972	472,939
Programming rights, long term	1,132,758	1,253,553
Other assets	384,771	255,384

Total assets	$7,778,681	3,376,553

Current liabilities	$682,219	734,524
Long term debt	4,082,810	2,633,237
Other liabilities	237,516	175,255
Mandatorily redeemable equity in subsidiaries	47,298	94,825
Stockholders’ equity (deficit)	2,728,838	(261,288)

Total liabilities and stockholders’ equity (deficit)	$7,778,681	3,376,553

Consolidated Statements of Operations

	Six Months Ended
	June 30,
	2007	2006
	amounts in thousands

Revenue	$1,539,779	1,392,606
Cost of revenue	(527,329)	(485,404)
Selling, general and administrative	(574,814)	(571,730)
Restructuring and other charges	(21,097)	—
Equity-based compensation	(85,012)	(9,976)
Depreciation and amortization	(68,144)	(63,674)
Asset impairment	(54,438)	—
Gain on sale of operating assets	134,671	—

Operating income	343,616	261,822
Interest expense	(107,141)	(99,805)
Other income, net	8,895	16,567
Income tax expense	(15,019)	(75,549)

Net earnings	$230,351	103,035

DHC’s share of net earnings	$147,354	51,518

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(8)	Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority, the Company may record the benefits of such tax position in its consolidated financial statements. Upon adoption of FIN 48 on January 1, 2007, the Company’s wholly-owned subsidiary, Ascent Media, reversed $255,000 of tax liabilities included in the Company’s December 31, 2006 consolidated balance sheet with a corresponding decrease to accumulated deficit. Discovery recorded a $5,011,000 net tax liability upon adoption of FIN 48, and the Company recorded its 50% share, or $2,506,000, directly to accumulated deficit, net of a $991,000 deferred tax impact.

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

As of June 30, 2007, the Company’s tax returns for the period July 21, 2005 through December 31, 2006 remain subject to examination by the IRS for federal income tax purposes.

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

In connection with the Spin Off, DHC and Liberty entered into a Services Agreement. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate. Amounts charged to

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

DHC by Liberty under the Services Agreement aggregated $1,103,000 and $1,130,000 for the six months ended June 30, 2007 and 2006, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the six months ended June 30, 2007 and 2006 aggregated $22,552,000 and $13,878,000, respectively.

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

DHC corporate related items and unallocated Ascent Media corporate expenses are reflected in the Corporate and Other column listed below. As a result of Ascent Media’s reorganization completed in the fourth quarter of 2006, the segment presentation for prior periods has been conformed to the current period segment presentation.

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

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group(1)	and Other	Total	Discovery
	amounts in thousands

Six months ended June 30, 2007
Revenue from external customers	$216,442	134,660	—	351,102	1,539,779
Operating cash flow (deficit)	$25,481	19,101	(14,504)	30,078	437,636
Capital expenditures	$13,425	8,467	3,201	25,093	36,635
Total assets	$416,654	389,428	5,235,462	6,041,544	7,778,681
Six months ended June 30, 2006
Revenue from external customers	$201,930	117,427	—	319,357	1,392,606
Operating cash flow (deficit)	$24,060	19,073	(19,465)	23,668	335,472
Capital expenditures	$12,101	19,009	1,290	32,400	25,775

(1)	Included in network services group revenue is broadcast services revenue of $75,806,000 and $77,941,000 and systems integration revenue of $58,854,000 and $39,486,000 for the six months ended June 30, 2007 and 2006, respectively.

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group(1)	and Other	Total	Discovery
	amounts in thousands

Three months ended June 30, 2007
Revenue from external customers	$105,730	71,490	—	177,220	811,953
Operating cash flow (deficit)	$11,198	10,813	(7,295)	14,716	257,839
Capital expenditures	$7,292	2,880	1,514	11,686	23,228
Three months ended June 30, 2006
Revenue from external customers	$103,400	62,389	—	165,789	733,005
Operating cash flow (deficit)	$10,962	9,576	(10,214)	10,324	190,561
Capital expenditures	$6,506	11,406	686	18,598	18,431

(1)	Included in network services group revenue is broadcast services revenue of $38,391,000 and $38,650,000 and systems integration revenue of $33,099,000 and $23,739,000 for the three months ended June 30, 2007 and 2006, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of consolidated segment operating cash flow to earnings before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	amounts in thousands

Consolidated segment operating cash flow	$14,716	10,324	30,078	23,668
Stock-based compensation	(342)	(441)	(1,308)	(987)
Depreciation and amortization	(17,415)	(16,304)	(32,986)	(31,959)
Share of earnings of Discovery	125,797	30,345	147,354	51,518
Other, net	2,430	2,692	11,701	4,642

Earnings before income taxes	$125,186	26,616	154,839	46,882

Information as to the Company’s operations in different geographic areas is as follows:

	Six Months Ended June 30,
	2007	2006
	amounts in thousands

Revenue
United States	$278,674	245,808
United Kingdom	59,834	62,446
Other countries	12,594	11,103

	$351,102	319,357

	June 30,	December 31,
	2007	2006
	amounts in thousands

Property and equipment, net
United States	$188,608	184,052
United Kingdom	70,198	70,363
Other countries	23,488	26,360

	$282,294	280,775

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

For additional risk factors, please see our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a holding company and our businesses and assets include Ascent Media and AccentHealth, which we consolidate, and an ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our condensed consolidated financial statements.

Ascent Media provides creative and network services to the media and entertainment industries in the United States, the United Kingdom (“UK”) and Singapore. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, cable programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into the following three groups: creative services group, network services group and corporate and other. Ascent Media has few long-term or exclusive agreements with its creative services customers.

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

Our most significant asset is our interest in Discovery, which we are deemed not to control for financial reporting purposes. During the second quarter of 2007, each of the shareholders of DCI contributed its DCI common stock to a newly formed company, Discovery, in exchange for Discovery membership interest. Subsequent to the DCI Restructuring, each of the members of Discovery hold the same ownership interests in Discovery as they previously held in DCI. DCI became a wholly-owned subsidiary of Discovery, and Discovery is the successor reporting entity of DCI.

On May 14, 2007, Discovery and Cox completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (“Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, we own a 66 2/3% interest in Discovery and Advance/Newhouse Communications owns a 33 1/3% interest. We continue to account for our investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse Communications which restrict our ability to control Discovery.

Discovery is a global media and entertainment company that provides original and purchased video programming across multiple platforms in the U.S. and over 170 other countries. Discovery also develops and sells branded commerce and educational product lines in the United States. Our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and financial condition below.

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

Results of Operations

Our consolidated results of operations include 100% of the results of Ascent Media and AccentHealth, general and administrative expenses incurred at the DHC corporate level, and our share of earnings of Discovery.

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

Our network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s revenue is also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. Approximately 60% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 40% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Corporate related items and expenses are reflected in Corporate and other, below. Cost of services and operating expenses consist primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		amounts in thousands

Segment Revenue
Creative Services group	$105,730	103,400	216,442	201,930
Network Services group	71,490	62,389	134,660	117,427
Corporate and other	—	—	—	—

	$177,220	165,789	351,102	319,357

Segment Operating Cash Flow
Creative Services group	$11,198	10,962	25,481	24,060
Network Services group	10,813	9,576	19,101	19,073
Corporate and other	(7,295)	(10,214)	(14,504)	(19,465)

	$14,716	10,324	30,078	23,668

Revenue.  Total revenue increased $11,431,000 or 6.9% and $31,745,000 or 9.9% for the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. The creative services group revenue increased $2,330,000 or 2.3% and $14,512,000 or 7.2% for the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. The increase in creative services revenue for the three month period was due to an increase of $2,434,000 in media services driven by growth in digital vaulting and digital distribution services, offset by lower lab and DVD services. The increase in creative services revenue for the six month period was due to (i) an increase of $6,198,000 in commercial revenue driven primarily by strong U.S. demand, (ii) an increase of $4,076,000 in feature revenue driven by increased titles for post production and audio services, (iii) an increase of $2,374,000 in media services driven by growth in digital vaulting and digital distribution services, offset by lower traditional lab and DVD services and (iv) favorable changes in foreign currency exchange rates of $3,667,000, offset by a decrease in television post production services in the U.S. and U.K.

The network services group revenue increased $9,101,000 or 14.6% and $17,233,000 or 14.7% for the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. The increase in revenue for the three month period was due to (i) an increase of $9,360,000 in system integration services revenue due to the timing of and increase in the number of projects and (ii) an increase of $1,926,000 in content distribution revenue in the U.S. and Singapore. These increases in revenue were partially offset by a decrease of $2,400,000 primarily due to the termination of certain distribution contracts in the U.K. The increase in revenue for the six month period was due to (i) an increase of $19,368,000 in system integration services revenue due to the timing of and increase in the number of projects, (ii) an increase of $4,699,000 in content distribution revenue in the U.S. and Singapore, (iii) an increase of $2,272,000 driven by AccentHealth which was acquired in February 2006 and (vi) favorable changes in foreign currency exchange rates of $2,354,000. These increases in revenue were partially offset by (i) a decrease of $7,900,000 primarily due to the termination of certain distribution contracts in the U.K. and (ii) a decrease of $3,560,000 due to a one-time project in 2006.

Cost of Services.  Cost of services increased $11,986,000 or 10.9% and $32,413,000 or 15.6% for the three and six months ended June 30, 2007, as compared to the corresponding prior year periods. The increases are attributable to higher costs across creative services and network services groups primarily in production material, production personnel and equipment expenses resulting from increased volumes in system integration services, feature revenue and commercial revenue. Additionally, changes in foreign currency exchange rates resulted in an increase of $1,736,000 for the three month period and $3,895,000 for the six month period. As a percent of revenue, cost of services was 68.6% and 66.1% for the three month periods and was 68.3% and 64.9% for the six months ended June 30, 2007 and 2006, respectively. The percentage increase was a result of revenue mix driven primarily by higher production material costs for system integration projects at the network services group and by higher labor intensive commercial and feature projects in the creative services group.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”), including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, decreased $4,947,000 or 10.8% and $7,078,000 or 8.0% for the three and six months ended June 30, 2007 as compared to the corresponding prior year periods. The decline for the six month period was driven by lower personnel costs and lower professional fees. As a percent of revenue, SG&A was 23.1% and 27.7% for the three month periods and was 23.2% and 27.7% for the six months ended June 30, 2007 and 2006, respectively, with the decrease resulting from Ascent Media’s restructuring which occurred in the third and fourth quarters of 2006, integrating the operations and lowering headcount and personnel costs.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three and six months ended June 30, 2007 is due to depreciation on new assets placed in service partially offset by assets becoming fully depreciated.

Stock-Based Compensation.  Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of June 30, 2007. As of June 30, 2007, Ascent Media had recorded a 2006 Plan liability of $919,000.

On July 21, 2005, Liberty completed the spin off of our capital stock. As a result of the Spin Off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of approximately 2.0 million shares of our Series A common stock and 3.0 million shares of our Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. SAR expense was a credit of $12,000 and an expense of $7,000 for the six months ended June 30, 2007 and 2006, respectively. Pursuant to the Reorganization Agreement, we are responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. Notwithstanding the foregoing, we record stock-based compensation for all stock incentive awards held by our employees and our subsidiaries’ employees regardless of whether such awards relate to our common stock or Liberty common stock. Any stock-based compensation recorded by us with respect to Liberty stock incentive awards is treated as a capital transaction with the offset to stock-based compensation expense reflected as an adjustment of additional paid-in capital. Stock-based compensation expense was $401,000 and $978,000 for the six months ended June 30, 2007 and 2006, respectively.

As of June 30, 2007, the total compensation cost related to unvested equity awards was $1,006,000. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.2 years.

Share of Earnings of Discovery.  From January 1, 2006 through May 14, 2007, we recorded our 50% share of the earnings of DCI. Subsequent to May 14, 2007, we recorded our 66 2/3% share of the earnings of Discovery. Our share of earnings of Discovery increased $95,452,000 and $95,836,000 for the three and six months ended June 30, 2007, respectively. The increase resulted from our $89,781,000 share of Discovery’s gain on the Cox Transaction, along with a $9,734,000 increase as the result of our ownership interest in Discovery increasing from 50% to 66 2/3%.

We have provided a more detailed discussion of Discovery’s results of operations below.

Other Income.  During the first quarter of 2007, our landlord terminated an operating lease for one of our production facilities. In connection with such termination we recorded a $6,992,000 gain, representing the cash we received less the net book value of leasehold improvements which were retired.

Income Taxes.  Our effective tax rate was 38.9% and 45.9% for the six months ended June 30, 2007 and 2006, respectively. Our income tax expense for 2007 and 2006 was higher than the federal income tax rate of 35% due to state and foreign tax expense.

Net Earnings.  Our net earnings increased from $25,349,000 for the six months ended June 30, 2006 to $94,681,000 for the six months ended June 30, 2007. Such increase is due to the other aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the six months ended June 30, 2007, our primary use of cash was capital expenditures of $25,093,000. Of the foregoing 2007 capital expenditures, $9,790,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of our capital expenditures relate to purchases of new equipment and the upgrade of existing facilities and equipment. We currently expect to spend an additional $45,000,000 for capital expenditures in 2007, which we expect will be funded with Ascent Media’s and AccentHealth’s cash from operations and cash on hand. At June 30, 2007, we have approximately $155.7 million of corporate cash and short-term investments. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

We do not have access to the cash Discovery generates from its operations, unless Discovery pays a dividend on its capital stock or otherwise distributes cash to its stockholders. Historically, Discovery has not paid any dividends on its capital stock, and we do not have sufficient voting control to cause Discovery to pay dividends or make other payments or advances to us.

Discovery

Effective May 15, 2007 and as a result of the Cox Transaction, our ownership interest in Discovery increased from 50% to 66 2/3%, and we continue to account for this investment using the equity method of accounting due to governance rights which restrict our ability to control Discovery. Accordingly, in our condensed consolidated financial statements we record our share of Discovery’s net income or loss available to common shareholders and reflect this activity in one line item in our condensed consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the six months ended June 30, 2007 and 2006 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

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

U.S. networks is Discovery’s largest division, which owns and operates 11 cable and satellite channels, provides distribution and advertising sales services for Travel Channel and BBC America and provides distribution services for BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce has undergone a strategic review and has repositioned its operating approach from running brick-and-mortar physical retail locations to focusing on an increased reach of its products through retail partnerships and the e-commerce platform. On May 17, 2007, Discovery announced that it would close its 103 mall-based and stand-alone Discovery Channel stores by the end of the third quarter of 2007. These stores have been part of Discovery’s commerce business. Upon the conclusion of the store closures, the retail store business will be presented as discontinued operations. Discovery’s education business will continue to focus on its direct-to-school distribution platform and its other premium direct-to-school subscription services.

Consolidated Results of Discovery

	Six Months Ended
	June 30,
	2007	2006
	amounts in thousands

Revenue:
Advertising	$647,166	593,307
Distribution	732,518	696,545
Other	160,095	102,754

Total revenue	1,539,779	1,392,606

Expenses:
Cost of revenue	(527,329)	(485,404)
Selling, general and administrative (“SG&A”) expense	(574,814)	(571,730)

Operating cash flow	437,636	335,472
Restructuring and other charges	(21,097)	—
Expenses arising from long-term incentive plans	(85,012)	(9,976)
Depreciation and amortization	(68,144)	(63,674)
Asset impairment	(54,438)	—
Gain on sale of operating assets	134,671	—

Operating income	343,616	261,822
Other income (expense):
Interest expense, net	(107,141)	(99,805)
Realized and unrealized gains from derivative instruments, net	4,948	12,221
Minority interests in consolidated subsidiaries	(1,394)	268
Other	5,341	4,078

Earnings before income taxes	245,370	178,584
Income tax expense	(15,019)	(75,549)

Net earnings	$230,351	103,035

Business Segment Results of Discovery

	Six Months Ended
	June 30,
	2007	2006
	amounts in thousands

Revenue:
U.S. networks	$992,842	932,892
International networks	464,960	408,446
Discovery commerce, education and other	81,977	51,268

Total revenue	$1,539,779	1,392,606

Operating Cash Flow:
U.S. networks	$400,355	355,733
International networks	58,789	58,367
Discovery commerce, education and other	(21,508)	(78,628)

Total operating cash flow	$437,636	335,472

Note: Discovery commerce, education and other includes intercompany eliminations. In addition, prior year amounts have been reclassified for comparability with current year presentation.

The Cox Transaction was completed on May 14, 2007, and in connection therewith Discovery exchanged its subsidiary which held Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s ownership interest in Discovery. Accordingly, Discovery’s 2007 results of operations do not include Travel Channel for the full six months. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation. In the following discussion of the U.S. network’s revenue and expenses, the changes between the six months ended June 30, 2007 and 2006 exclude the following fluctuations due to the disposition of the Travel Channel: a $3,098,000 decrease in distribution revenue, a $9,716,000 decrease in advertising revenue, a $9,463,000 decrease in cost of revenue and a $5,429,000 decrease in SG&A expenses.

Revenue.  Discovery’s consolidated revenue increased 11% for the six months ended June 30, 2007, as compared to the corresponding prior year period. Increased revenue was due to a 5% increase in distribution revenue, a 9% increase in advertising revenue and a 56% increase in other revenue, including commerce and education revenue, during the same period.

Distribution revenue increased $15,648,000 or 4% at the U.S. networks primarily due to a 6% increase in end-of-period paying subscription units, partially offset by lower subscription rates for subscribers previously owned by Adelphia Communications, Inc., which were acquired by Comcast Corporation and Time Warner Inc. in July 2006. Included in distribution revenue are contra-revenue items, such as launch amortization, which were $52,639,000 and $54,000,000 for the six months ended June 30, 2007 and 2006, respectively. Many of Discovery’s domestic networks are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates.

At the international networks, distribution revenue increased $23,423,000 or 9% for the six months ended June 30, 2007, as compared to the corresponding prior year period. Such increase was principally comprised of combined revenue growth in Europe and Latin America of $29,392,000 and a favorable foreign exchange impact in Europe and the U.K. of $11,139,000, offset by a $26,286,000 revenue decline in the U.K. The net increase in revenue resulted from an increase in end-of-period paying subscription units of 12% combined with contractual rate increases in certain markets, partially offset by an increase in launch amortization. In January 2007 and in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $195.8 million. Most of the payment was attributed to the renewal period and is being amortized over a five year term. As a result, launch amortization at the international networks was $21,777,000 for the six months ended June 30, 2007, as compared to $3,160,000 for the corresponding prior year period.

Advertising revenue, which includes revenue from paid programming, increased $46,244,000 or 10% at the U.S. networks and increased $17,121,000 or 14% at the international networks, for the six months ended June 30, 2007 as compared to the corresponding prior year period. The increase in advertising revenue at the U.S. networks was primarily due to higher advertising sell-out rates and higher ratings on certain channels along with higher audience delivery on most channels, notably the Discovery Channel and TLC. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide, partially offset by a decline in advertising revenue in the U.K.

Included in other revenue is education revenue, which increased $12,635,000 or 73%, and commerce revenue, which increased $20,962,000 or 43%. The increase in education revenue comes from a 13% increase in average paying school subscription units and from improved customer yields as a result of the increased focus on Discovery’s direct-to-school distribution platform, unitedstreaming, as well as the division’s other premium direct-to-school subscription services. The increase in commerce revenue is driven by a $7,072,000 increase in the retail store business and a $14,382,000 increase in the direct-to-consumer e-commerce business. After initiating a strategic review of its commerce business, Discovery announced its plan on May 17, 2007 to reposition its commerce strategy to emphasize e-commerce and relationships with leading retailers, while at the same time closing Discovery’s 103 mall-based and stand-alone Discovery Channel Stores. The growth in commerce revenue has been driven by a rapid acceleration in store sales as a result of price discounting under the store liquidation strategy and by a surge in sales of Planet Earth DVDs following the premiere of this series in March 2007. Store closures are expected to conclude in the third quarter of 2007 at which time the store business will be presented as discontinued operations.

Cost of Revenue.  Cost of revenue increased 9% for the six months ended June 30, 2007, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was 34% and 35% for the six months ended June 30, 2007 and 2006, respectively. The $41,925,000 increase over the prior year period primarily resulted from a $25,817,000 increase in content amortization expense due to continued investment in original productions across the U.S. networks and from $3 million of accelerated amortization of certain programs on the Discovery Home channel. As announced on April 5, 2007, the Discovery Home channel will be re-branded as Discovery PlanetGreen beginning in 2008, so additional accelerated amortization expenses on Discovery Home programs can be expected during the remainder of 2007. Programming portfolio assets will continue to be subject to evaluation in 2007 relative to reviews and strategic plans of the new management put in place for certain other channels. The increase in cost of revenue is also the result of several new networks launched in Europe, and a $3,918,000 impact of the German free-to-air channel branded as DMAX which was acquired in March 2006.

SG&A Expenses.  SG&A expenses increased 1% for the six months ended June 30, 2007, as compared to the corresponding prior year period. This increase is comprised of $11,392,000 and $36,036,000 increases for U.S. networks and international networks, respectively, as compared to the corresponding prior year period, partially offset by a $31,348,000 decrease for the education business. As a percent of revenue, SG&A expense was 37% and 41% for the six months ended June 30, 2007 and 2006, respectively. In U.S. networks, the increase is primarily due to increased headcount from a 2006 acquisition combined with compensation increases, partially offset by a decrease in marketing expense. In international networks, the increase is primarily due to a $28,730,000 or 40% increase in personnel expense, resulting from 2006 acquisitions and infrastructure expansions in Europe which increased headcount and office locations. In the education business, the decrease is primarily due to a $9,080,000 or 40% reduction in personnel expense as a result of business restructuring, combined with a $20,841,000 or 101% reduction in marketing expense as Discovery re-focuses the direction of the education business.

While international networks revenue increased $56,513,000, operating cash flow remained constant in 2007 as compared to 2006 due to losses associated with the DMAX free-to-air channel launch in 2006 and the decline in operating cash flows in the U.K. as a result of the renewed distribution agreement and difficult market conditions.

Restructuring Charges.  During the first quarter of 2007, Discovery recorded restructuring charges of $10,999,000 related to a number of organizational and strategic adjustments. The purpose of these adjustments was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry. The charge primarily results from severance due to a reduction in headcount. In the second quarter of 2007, Discovery recorded restructuring charges of $10,098,000 mainly related to severance for certain commerce business employees. There was no restructuring charge in 2006.

Expenses Arising from Long-term Incentive Plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the LTIP is indexed to the value of DHC Series A common stock and are treated similar to a derivative by determining their fair value each reporting period. Upon redemption, participants receive a cash payment based on the change in market price of DHC Series A common stock. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Compensation expense aggregated $85,012,000 for the six months ended June 30, 2007 compared to $9,976,000 for the same period in 2006. The increase is primarily the result of increases in the DHC Series A common stock price offset by a decrease in expense related to the difference in value accrued for units paid or forfeited during the quarter, largely as a result of the restructuring. If the remaining vested LTIP awards at June 30, 2007 were redeemed, the aggregate cash payments by Discovery would be approximately $79,420,000.

Depreciation and Amortization.  The increase in depreciation and amortization for the six months ended June 30, 2007 is due to an increase in new assets placed in service during 2006.

Asset impairment.  During the second quarter of 2007, Discovery recorded an asset impairment of $54,438,000. Approximately $28 million of this impairment represents the write-off of leasehold improvements capitalized within the retail store portion of the commerce business. Approximately $26 million of this impairment represents write-offs of education intangible assets related to its consumer business.

Gain on sale of operating assets.  Discovery recognized a gain on sale of operating assets of $134,671,000 in connection with the Cox Transaction.

Other Income and Expense

Interest Expense.  On May 14, 2007, Discovery issued a new $1.5 billion term loan in connection with the Cox Transaction. The increase in interest expense for the six months ended June 30, 2007 is primarily a result of the new term loan.

Realized and Unrealized Gains from Derivative Instruments, net.  Realized and unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps and swaptions. As a result of mark to market adjustments, Discovery recognized $4,948,000 and $12,221,000 in net gains on these instruments during the six months ended June 30, 2007 and 2006, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority Interests in Consolidated Subsidiaries.  Minority interest represents increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value.

Other.  Other income in 2007 and 2006 relates primarily to Discovery’s equity share of earnings on its joint ventures.

Income Taxes.  Discovery’s effective tax rate was 6% and 42% for the six months ended June 30, 2007 and 2006, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to the tax-free treatment of the disposition of the Travel Channel in 2007 and due to foreign and state taxes in 2006.

Liquidity and Capital Resources

Discovery used $40,137,000 and provided $159,285,000 of cash from operations during the six months ended June 30, 2007 and 2006, respectively. Included in cash from operations was $198,600,000 and $27,493,000 of deferred launch payments for the six months ended June 30, 2007 and 2006, respectively, driving a significant use of cash during 2007.

During the six months ended June 30, 2007, Discovery spent $36,635,000 on capital expenditures, $44,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries, and paid $1,321,509,000 in connection with the Cox Transaction. During the six months ended June 30, 2006, Discovery paid $180,137,000 for business combinations, net of the cash acquired, paid $80,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $25,775,000 on capital expenditures.

In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including two term loans, two revolving loan facilities and various senior notes payable. The second term loan was issued on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. During the six months ended June 30, 2007 and 2006, net borrowings under debt facilities were $1,474,762,000 and $191,815,000, respectively. Total commitments of these facilities were $5,576,000,000 at June 30, 2007. Debt outstanding on these facilities aggregated $4,087,000,000 at June 30, 2007, providing excess debt availability of $1,489,000,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

The $1.5 billion term loan is secured by the assets of Discovery , excluding assets held by its subsidiaries. The remaining term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at June 30, 2007.

During 2007, including amounts discussed above, Discovery expects to spend up to $100,000,000 for capital expenditures, $250,000,000 for interest expense under its current debt facilities and $50,000,000 to satisfy LTIP obligations. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

Discovery is subject to a contractual agreement that may require Discovery to acquire the minority interest of certain of its subsidiaries. The right of the minority partner to put its interest back to Discovery for a value determined by a specified formula every three years commenced on December 31, 2002. Discovery accretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the applicable redemption date. The most recent put right has been exercisable since December 2005. During 2006, Discovery was notified that the minority partner was evaluating whether to execute its rights under the agreement. As of June 30, 2007, the minority partner had not advised Discovery of its intention. Discovery is now accreting this minority interest to the December 2008 redemption date and estimates the redemption value to be $47.3 million as of June 30, 2007.

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

Item 4.  Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 28, 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of stockholders held on May 1, 2007, the following matters were voted on and approved by the stockholders of the Company:

1. Election of the following to the Company’s Board of Directors:

	Votes for	Votes Withheld

Paul A. Gould	319,760,741	67,868,315
M. LaVoy Robison	360,052,476	27,576,580

The foregoing nominees also served on the Company’s board of directors prior to the annual meeting. The term of the following directors continued following the annual meeting: Robert R. Bennett, John C. Malone and J. David Wargo. Broker non-votes had no effect on voting for the election of directors, and abstentions and unreturned proxies have been treated as votes withheld.

	Votes for	Votes Against	Abstentions

2. Ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ended December 31, 2007. There were no broker non-votes with respect to this proposal	362,954,003	722,121	23,952,932

Included in abstentions for proposal 2 is 23,744,882 votes for which proxies were not returned.

Item 6.  Exhibits

(a)  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Date: August 8, 2007	By:	/s/ John C. Malone John C. Malone Chief Executive Officer

Date: August 8, 2007	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: August 8, 2007	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.