Form 10-Q
period 2007-09-30
Discovery Holding CO
filed 2007-11-07
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of outstanding shares of Discovery Holding Company’s common stock as of October 31, 2007 was:

Series A common stock 269,159,338 shares; and
Series B common stock 11,869,696 shares.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$157,461	154,775
Trade receivables, net	152,413	147,436
Prepaid expenses	15,424	11,522
Other current assets	11,077	3,629

Total current assets	336,375	317,362
Investments in marketable securities	51,878	51,837
Investment in Discovery Communications Holding, LLC (“Discovery”) (note 7)	3,294,999	3,129,157
Property and equipment, net	278,503	280,775
Goodwill (note 6)	2,075,671	2,074,789
Other assets, net	15,710	17,062

Total assets	$6,053,136	5,870,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,984	43,656
Accrued payroll and related liabilities	25,985	32,292
Other accrued liabilities	32,468	29,924
Deferred revenue	21,792	16,015

Total current liabilities	113,229	121,887
Deferred income tax liabilities	1,240,090	1,174,594
Other liabilities	29,808	25,237

Total liabilities	1,383,127	1,321,718

Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,868,635 shares at September 30, 2007 and 268,194,966 shares at December 31, 2006	2,689	2,682
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 11,869,696 shares at September 30, 2007 and 12,025,088 shares at December 31, 2006	119	120
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,727,019	5,714,379
Accumulated deficit	(1,082,903)	(1,183,831)
Accumulated other comprehensive earnings	23,085	15,914

Total stockholders’ equity	4,670,009	4,549,264

Total liabilities and stockholders’ equity	$6,053,136	5,870,982

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings (Loss)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	amounts in thousands, except per share amounts

Net revenue	$177,913	169,876	529,015	489,233

Operating expenses:
Cost of services	122,539	111,503	362,174	318,725
Selling, general, and administrative, including stock-based compensation (notes 2 and 10)	39,644	42,772	122,497	131,894
Restructuring and other charges	192	3,633	192	3,963
Gain on sale of operating assets	(85)	(120)	(327)	(287)
Depreciation and amortization	17,176	16,036	50,162	47,995
Impairment of goodwill (note 6)	—	93,402	—	93,402

	179,466	267,226	534,698	595,692

Operating loss	(1,553)	(97,350)	(5,683)	(106,459)
Other income:
Share of earnings of Discovery (note 7)	10,493	32,051	157,847	83,569
Other income, net	2,653	2,581	14,268	7,054

	13,146	34,632	172,115	90,623

Earnings (loss) before income taxes	11,593	(62,718)	166,432	(15,836)
Income tax expense	(4,086)	(13,915)	(64,244)	(35,448)

Net earnings (loss)	7,507	(76,633)	102,188	(51,284)

Other comprehensive earnings, net of taxes:
Foreign currency translation adjustments	4,826	4,873	9,529	13,961
Unrealized holding gains (losses) arising during the period	(4,514)	160	(2,358)	844

Other comprehensive earnings	312	5,033	7,171	14,805

Comprehensive earnings (loss)	$7,819	(71,600)	109,359	(36,479)

Basic and diluted earnings (loss) per common share (note 3)	$.03	(.27)	.36	(.18)

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	amounts in thousands (note 4)

Cash flows from operating activities:
Net earnings (loss)	$102,188	(51,284)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	50,162	47,995
Stock-based compensation	1,652	1,200
Impairment of goodwill	—	93,402
Share of earnings of Discovery	(157,847)	(83,569)
Gain on lease buyout	(6,992)	—
Deferred income tax expense	62,768	33,649
Other non-cash charges (credits), net	(1,008)	135
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(4,492)	(21,875)
Prepaid expenses and other current assets	(3,964)	(3,730)
Payables and other liabilities	(9,960)	33,213

Net cash provided by operating activities	32,507	49,136

Cash flows from investing activities:
Capital expenditures	(36,310)	(51,220)
Proceeds from lease buyout	7,138	—
Net purchases of marketable securities	(41)	(51,052)
Cash paid for acquisitions, net of cash acquired	—	(46,793)
Other investing activities, net	(4,765)	1,431

Net cash used in investing activities	(33,978)	(147,634)

Cash flows from financing activities:
Net cash from option exercises	4,626	—
Other financing activities, net	(469)	(6)

Net cash provided (used) by financing activities	4,157	(6)

Net increase (decrease) in cash and cash equivalents	2,686	(98,504)
Cash and cash equivalents at beginning of period	154,775	250,352

Cash and cash equivalents at end of period	$157,461	151,848

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Nine months ended September 30, 2007
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings	Equity
	amounts in thousands

Balance at January 1, 2007	$—	2,682	120	—	5,714,379	(1,183,831)	15,914	4,549,264
Net earnings	—	—	—	—	—	102,188	—	102,188
Other comprehensive earnings	—	—	—	—	—	—	7,171	7,171
Stock compensation	—	—	—	—	634	—	—	634
Cumulative effect of accounting change (note 8)	—	—	—	—	—	(1,260)	—	(1,260)
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—
Stock option exercises	—	6	—	—	12,006	—	—	12,012

Balance at September 30, 2007	$—	2,689	119	—	5,727,019	(1,082,903)	23,085	4,670,009

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Discovery Holding Company and its consolidated subsidiaries (“DHC” or the “Company”). DHC’s two wholly-owned operating subsidiaries are Ascent Media Group, LLC (“Ascent Media”) and AccentHealth, LLC (“AccentHealth”). DHC also has a 66 2/3% ownership interest in Discovery, previously a 50% interest through May 14, 2007, which it accounts for as an equity method investment (see note 7). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and was intended to qualify as a tax-free transaction.

As a result of the Spin Off and related adjustments to Liberty’s stock incentive awards, options (“Spin Off DHC Awards”) to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. DHC is responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. The Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees.

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

On May 4, 2006, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $14.48 per share. Such options vested one year from the date of grant, terminate 10 years from the date of grant and had a grant-date fair value of $4.47 per share, as determined using the Black-Scholes Model.

On May 16, 2007, each of the non-employee directors of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $22.90 per share. Such options vest on the date of the 2008 DHC annual stockholder meeting. Also on May 16, 2007, the president of DHC was granted 10,000 options to purchase DHC Series A common stock with an exercise price of $22.90 per share. Such options vest one year from the date of grant. All 40,000 options granted on May 16, 2007 terminate 10 years from the date of grant and had a grant-date fair value of $7.74 per share, as determined using the Black-Scholes Model.

As of September 30, 2007, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,215,000	$15.33	2,997,000	$18.87

Exercisable	971,000	$15.49	2,937,000	$18.93

As of September 30, 2007, the total compensation cost related to unvested equity awards was $772,000. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.1 years.

2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(“Value”) is calculated as the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000 plus (ii) 5% of the increase in the calculated value of Ascent Media over a baseline value determined at the time of grant, divided by 10,000,000. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of September 30, 2007. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media records a liability and a charge to expense based on the Value and percent vested at each reporting period. Ascent Media recorded 2006 Plan expense of $112,000 and $1,031,000 for the three and nine months ended September 30, 2007, respectively.

(3)	Earnings (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 2007 is 280,474,000 and 280,350,000, respectively. The weighted average number of shares outstanding for each of the three and nine months ended September 30, 2006 is 279,949,000. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2007 and 2006, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(4)	Supplemental Disclosure of Cash Flow Information

Nine Months
Ended
September 30, 2006
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

For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006. The results of operations of AccentHealth have been included in the consolidated results of DHC as part of the network services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC for the nine months ended September 30, 2006.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(6)	Goodwill

Goodwill is comprised of the following:

	September 30,	December 31,
	2007	2006
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Network Services group	198,072	197,190
Discovery	1,771,000	1,771,000

Total goodwill	$2,075,671	2,074,789

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

On August 18, 2006, Ascent Media announced that it intended to streamline its structure into two global operating divisions — creative services group and network services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements. The operations of the media management services group were realigned with the other two groups, and such realignment was completed in the fourth quarter of 2006.

As technology and customer requirements drove changes in this industry, revenue and operating cash flows had been declining for the media management services group. As a result of the restructuring, and the declining financial performance of this group, including ongoing operating losses, the media management services group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. In September 2006, Ascent Media recognized a goodwill impairment loss for the media management services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

(7)	Investment in Discovery

Discovery was formed in the second quarter of 2007 as part of a restructuring (the “DCI Restructuring”) completed by Discovery Communications, Inc. (“DCI”). In the DCI Restructuring, DCI became a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including DHC, became members of Discovery. Discovery is the successor reporting entity to DCI. In connection with the DCI Restructuring, Discovery applied “pushdown” accounting and each shareholder’s basis in DCI as of May 14, 2007 has been pushed down to Discovery. The result was $4.4 billion in goodwill being recorded by Discovery. Since goodwill is not amortizable, there is no income statement impact for this change in basis.

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

DHC’s carrying value for Discovery was $3,294,999,000 at September 30, 2007. In addition, as described in note 6, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	amounts in thousands
Cash and cash equivalents	$55,310	52,263
Other current assets	982,431	918,373
Property and equipment, net	383,989	424,041
Goodwill and intangible assets	4,807,931	472,939
Programming rights, long term	1,143,477	1,253,553
Other assets	354,198	255,384

Total assets	$7,727,336	3,376,553

Current liabilities	$740,068	734,524
Long term debt	3,978,252	2,633,237
Other liabilities	220,756	175,255
Mandatorily redeemable equity in subsidiaries	48,010	94,825
Members’ equity (deficit)	2,740,250	(261,288)

Total liabilities and members’ equity (deficit)	$7,727,336	3,376,553

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations

	Nine Months Ended
	September 30,
	2007	2006
	amounts in thousands

Revenue	$2,241,238	2,061,036
Cost of revenue	(735,159)	(706,008)
Selling, general and administrative	(819,997)	(793,525)
Restructuring and other charges	(15,798)	—
Equity-based compensation	(129,226)	(10,561)
Depreciation and amortization	(95,891)	(87,036)
Asset impairment	(26,174)	—
Gain on sale of operating assets	134,671	—

Operating income	553,664	463,906
Interest expense, net	(179,135)	(149,828)
Other income, net	6,031	21,261
Income tax expense	(73,938)	(143,727)

Earnings from continuing operations	306,622	191,612
Loss from discontinued operations, net of income taxes	(60,532)	(24,473)

Net earnings	$246,090	167,139

DHC’s share of Discovery’s net earnings	$157,847	83,569

Note: In the third quarter of 2007, Discovery completed the closure of its 103 mall-based and stand-alone Discovery Channel stores. As a result, Consolidated Statements of Operations above have been prepared to reflect the retail store business as discontinued operations.

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

As of September 30, 2007, the Company’s tax returns for the period July 21, 2005 through December 31, 2006 remain subject to examination by the IRS for federal income tax purposes.

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

In connection with the Spin Off, DHC and Liberty entered into a Services Agreement. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate. Amounts charged to DHC by Liberty under the Services Agreement aggregated $1,712,000 and $1,695,000 for the nine months ended September 30, 2007 and 2006, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the nine months ended September 30, 2007 and 2006 aggregated $34,281,000 and $24,977,000, respectively.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	group	group(1)	and other	Total	Discovery
	amounts in thousands

Nine months ended September 30, 2007
Revenue from external customers	$316,401	212,614	—	529,015	2,241,238
Operating cash flow (deficit)	$35,478	32,507	(21,753)	46,232	686,082
Capital expenditures	$19,240	13,482	3,588	36,310	55,317
Total assets	$413,219	388,992	5,250,925	6,053,136	7,727,336
Nine months ended September 30, 2006
Revenue from external customers	$303,498	185,735	—	489,233	2,061,036
Operating cash flow (deficit)	$32,241	34,576	(27,003)	39,814	561,503
Capital expenditures	$19,243	29,481	2,496	51,220	40,109

(1)	Included in network services group revenue is broadcast services revenue of $113,951,000 and $119,118,000 and systems integration revenue of $98,663,000 and $66,617,000 for the nine months ended September 30, 2007 and 2006, respectively.

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	group	group(1)	and other	Total	Discovery
	amounts in thousands

Three months ended September 30, 2007
Revenue from external customers	$99,959	77,954	—	177,913	744,631
Operating cash flow (deficit)	$9,995	13,407	(7,248)	16,154	231,170
Capital expenditures	$5,815	5,014	387	11,216	18,682
Three months ended September 30, 2006
Revenue from external customers	$101,567	68,309	—	169,876	704,530
Operating cash flow (deficit)	$8,181	15,503	(7,868)	15,816	204,960
Capital expenditures	$7,142	10,472	1,206	18,820	14,334

(1)	Included in network services group revenue is broadcast services revenue of $38,145,000 and $41,178,000 and systems integration revenue of $39,809,000 and $27,131,000 for the three months ended September 30, 2007 and 2006, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of consolidated segment operating cash flow to earnings before income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	amounts in thousands

Consolidated segment operating cash flow	$16,154	15,816	46,232	39,814
Stock-based compensation	(344)	(215)	(1,652)	(1,200)
Depreciation and amortization	(17,176)	(16,036)	(50,162)	(47,995)
Impairment of goodwill	—	(93,402)	—	(93,402)
Share of earnings of Discovery	10,493	32,051	157,847	83,569
Other, net	2,466	(932)	14,167	3,378

Earnings (loss) before income taxes	$11,593	(62,718)	166,432	(15,836)

Information as to the Company’s operations in different geographic areas is as follows:

	Nine Months Ended
	September 30,
	2007	2006
	amounts in thousands

Revenue
United States	$420,081	373,697
United Kingdom	90,339	98,976
Other countries	18,595	16,560

	$529,015	489,233

	September 30,	December 31,
	2007	2006
	amounts in thousands

Property and equipment, net
United States	$185,326	184,052
United Kingdom	70,293	70,363
Other countries	22,884	26,360

	$278,503	280,775

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film and television production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired operations;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates and political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action by or affecting a major entertainment industry union;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and

•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

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

Recent Events

On Monday, November 5, 2007, the Writers Guild of America declared a strike that will affect the script writing for television shows and films. This strike may have an adverse effect on the revenue generated by Ascent Media’s creative services business for services provided on new entertainment projects utilizing scripted content. The impact is unknown at this time, as it is dependent upon the number of television episodes and feature films which have already been written and the undeterminable length of the strike.

Overview

We are a holding company and our businesses and assets include Ascent Media and AccentHealth, which we consolidate, and a 66 2/3% ownership interest in Discovery, which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our condensed consolidated financial statements.

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

Our most significant asset is our interest in Discovery, which we do not control. During the second quarter of 2007, each of the shareholders of DCI contributed its DCI common stock to a newly formed company, Discovery, in exchange for Discovery membership interests. Subsequent to the DCI Restructuring, each of the members of Discovery hold the same ownership interests in Discovery as they previously held in DCI. DCI became a wholly-owned subsidiary of Discovery, and Discovery is the successor reporting entity of DCI.

On May 14, 2007, Discovery and Cox completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, we own a 66 2/3% interest in Discovery and Advance/Newhouse Communications owns a 33 1/3% interest. We continue to account for our investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse Communications which restrict our ability to control Discovery.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	amounts in thousands

Segment Revenue
Creative Services group	$99,959	101,567	316,401	303,498
Network Services group	77,954	68,309	212,614	185,735
Corporate and other	—	—	—	—

	$177,913	169,876	529,015	489,233

Segment Operating Cash Flow
Creative Services group	$9,995	8,181	35,478	32,241
Network Services group	13,407	15,503	32,507	34,576
Corporate and other	(7,248)	(7,868)	(21,753)	(27,003)

	$16,154	15,816	46,232	39,814

Revenue.  Total revenue increased $8,037,000 or 4.7% and $39,782,000 or 8.1% for the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. The creative services group revenue decreased $1,608,000 or 1.6% and increased $12,903,000 or 4.3% for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. The decrease in creative services revenue for the three month period was mainly due to a $3,401,000 decrease in feature revenue driven by weakness in audio services, partially offset by growth in digital vaulting and digital distribution services. The increase in creative services revenue for the nine month period was due to (i) an increase of $6,569,000 in commercial revenue driven primarily by strong worldwide demand in the first quarter, (ii) an increase of $4,171,000 in media services driven by growth in digital vaulting and digital distribution services, offset by lower traditional lab and DVD services and (iii) favorable changes in foreign currency exchange rates of $5,134,000, offset by a decrease in television post production services in the U.S. and U.K.

The network services group revenue increased $9,645,000 or 14.1% and $26,879,000 or 14.5% for the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. The increase in revenue for the three month period was due to (i) an increase of $12,678,000 in system integration services revenue due to the timing of and increase in the number of projects and (ii) an increase of $3,179,000 in content distribution revenue in the U.S. and Singapore. These increases in revenue were partially offset by a decrease of $5,937,000 primarily due to the termination of certain distribution contracts in the U.K. The increase in revenue for the nine month period was due to (i) an increase of $32,047,000 in system integration services revenue due to the timing of and increase in the number of projects, (ii) an increase of $4,699,000 in content distribution revenue in the U.S. and Singapore, (iii) an increase of $3,131,000 driven by AccentHealth which was acquired in February 2006 and (vi) favorable changes in foreign currency exchange rates of $3,314,000. These increases in revenue were partially offset by (i) a decrease of $10,200,000 primarily due to the termination of certain distribution contracts in the U.K. and (ii) a decrease of $4,794,000 due to a one-time project in 2006.

Cost of Services.  Cost of services increased $11,036,000 or 9.9% and $43,449,000 or 13.6% for the three and nine months ended September 30, 2007, as compared to the corresponding prior year periods. The increase for the three month period was attributable to higher costs across the network services group primarily in production material resulting from increased volumes in system integration services. The increase for the nine month period was across creative services and network services resulting from higher volumes of system integration services, commercial and feature revenue, and new digital media revenue. Additionally, changes in foreign currency exchange rates resulted in an increase of $1,703,000 for the three month period and $5,616,000 for the nine month period. As a percent of revenue, cost of services was 68.9% and 65.6% for the three month periods and was 68.5% and 65.1% for the nine months ended September 30, 2007 and 2006, respectively. The percentage increase was a result of revenue mix driven primarily by higher material costs for system integration projects at the network services group and by higher labor intensive commercial and feature projects in the creative services group.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”), including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, decreased $3,337,000 or 7.8% and $10,085,000 or 7.7% for the three and nine months ended September 30, 2007 as compared to the corresponding prior year periods. The decline for both periods was driven by lower personnel costs, resulting from Ascent Media’s restructuring in the third and fourth quarters of 2006, and lower professional fees. As a percent of revenue, SG&A was 22.0% and 25.1% for the three month periods and was 22.8% and 26.7% for the nine months ended September 30, 2007 and 2006, respectively.

Restructuring Charges.  During the nine months ended September 30, 2007, Ascent Media recorded restructuring charges of $192,000 related to severance in conjunction with restructuring efforts within the U.S. and U.K. creative services business. Additional restructuring charges are expected in the fourth quarter of 2007. During the nine months ended September 30, 2006, Ascent Media recorded restructuring charges of $3,963,000 primarily related to severance. These restructuring activities were primarily in the Corporate and other group in the United States and United Kingdom.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three and nine months ended September 30, 2007 is due to depreciation on new assets placed in service partially offset by assets becoming fully depreciated.

Stock-Based Compensation.  Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of September 30, 2007. Ascent Media recorded 2006 Plan expense of $112,000 and $1,031,000 for the three and nine months ended September 30, 2007, respectively.

On July 21, 2005, Liberty completed the spin off of our capital stock. As a result of the Spin Off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of approximately 2.0 million shares of our Series A common stock and 3.0 million shares of our Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the Spin Off continue to hold such options. SAR expense was a credit of $13,000 and an expense of $12,000 for the nine months ended September 30, 2007 and 2006, respectively. Pursuant to a reorganization agreement we entered into with Liberty in connection with the Spin Off, we are responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. We record stock-based compensation for all stock incentive awards held by our employees and our subsidiaries’ employees. Stock-based compensation expense was $634,000 and $1,188,000 for the nine months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007, the total compensation cost related to unvested equity awards was $772,000. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.1 years.

Share of Earnings of Discovery.  From January 1, 2006 through May 14, 2007, we recorded our 50% share of the earnings of DCI. Subsequent to May 14, 2007, we recorded our 66 2/3% share of the earnings of Discovery. Our share of earnings of Discovery decreased $21,558,000 and increased $74,278,000 for the three and nine months ended September 30, 2007, respectively, as compared to the corresponding prior year periods. The three month decrease is mainly due to Discovery’s increased long-term incentive plan expense as well as its increased interest expense resulting from the debt incurred by Discovery in connection with the Cox Transaction. The nine month increase resulted from our $89,781,000 share of Discovery’s gain on the Cox Transaction, along with a $12,357,000 increase as the result of our ownership interest in Discovery increasing from 50% to 66 2/3%. These increases were partially offset by Discovery incurring higher long-term incentive plan expenses and higher interest expense.

We have provided a more detailed discussion of Discovery’s results of operations below.

Other Income.  During the first quarter of 2007, our landlord terminated an operating lease for one of our production facilities in exchange for a cash payment. In connection with such termination we recorded a $6,992,000 gain, representing the cash we received less the net book value of leasehold improvements which were retired.

Income Taxes.  Our effective tax rate was 38.6% for the nine months ended September 30, 2007. Our income tax expense for 2007 was higher than the federal income tax rate of 35% due to state and foreign tax expense. For the nine months ended September 30, 2006, the effective tax rate was not meaningful because we recorded income tax expense of $35,448,000, but had a net loss before taxes of $15,836,000. The net loss resulted from a $93,402,000 goodwill impairment charge recorded in the third quarter of 2006, for which we receive no tax benefit.

Net Earnings (Loss).  Our net earnings (loss) increased from a loss of $51,284,000 for the nine months ended September 30, 2006 to earnings of $102,188,000 for the nine months ended September 30, 2007. Such increase is due to the other aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the nine months ended September 30, 2007, our primary use of cash was capital expenditures of $36,310,000. Of the foregoing 2007 capital expenditures, $11,300,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of our capital expenditures relate to purchases of new equipment and the upgrade of existing facilities and equipment. We currently expect to spend up to an additional $33,000,000 for capital expenditures in 2007, which we expect will be funded with Ascent Media’s and AccentHealth’s cash from operations and cash on hand. At September 30, 2007, we have approximately $152.5 million of corporate cash and short-term investments. For the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

We do not have access to the cash Discovery generates from its operations, unless Discovery makes a distribution with respect to its membership interests or makes other payments or advances to its members. Prior to May 14, 2007, DCI did not pay any dividends on its capital stock, and since that date, Discovery has not made any distributions to its members, and we do not have sufficient voting control to cause Discovery to make distributions or make other payments or advances to us.

Discovery

Effective May 15, 2007 and as a result of the Cox Transaction, our ownership interest in Discovery increased from 50% to 66 2/3%, and we continue to account for this investment using the equity method of accounting due to governance rights which restrict our ability to control Discovery. Accordingly, in our condensed consolidated financial statements we record our share of Discovery’s net income or loss available to members and reflect this activity in one line item in our condensed consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the nine months ended September 30, 2007 and 2006 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

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

U.S. networks is Discovery’s largest division, which owns and operates 11 cable and satellite channels, provides distribution and advertising sales services for Travel Channel and BBC America and provides distribution services for BBC World News. International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world via an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. Discovery commerce has undergone a strategic review and has repositioned its operating approach from running brick-and-mortar physical retail locations to focusing on an increased reach of its products through retail partnerships and the e-commerce platform. On May 17, 2007, Discovery announced that it would close its 103 mall-based and stand-alone Discovery Channel stores, which closures were completed in the third quarter of 2007. These stores had been part of Discovery’s commerce business. As a result of the store closures, the following Consolidated Results of Discovery have been prepared to reflect the retail store business as discontinued operations. Accordingly, the revenue, costs and expenses of the retail store business have been excluded from the respective captions in the Consolidated Results of Discovery and have been reported under the heading of discontinued operations. Discovery’s education business will continue to focus on its direct-to-school distribution platform and its other premium direct-to-school subscription services.

Consolidated Results of Discovery

	Nine Months Ended
	September 30,
	2007	2006
	amounts in thousands

Revenue:
Advertising	$968,087	887,627
Distribution	1,099,624	1,063,138
Other	173,527	110,271

Total revenue	2,241,238	2,061,036

Expenses:
Cost of revenue	(735,159)	(706,008)
Selling, general and administrative (“SG&A”) expense	(819,997)	(793,525)

Operating cash flow	686,082	561,503
Restructuring and other charges	(15,798)	—
Expenses arising from long-term incentive plans	(129,226)	(10,561)
Depreciation and amortization	(95,891)	(87,036)
Asset impairment	(26,174)	—
Gain on sale of operating assets	134,671	—

Operating income	553,664	463,906
Other income (expense):
Interest expense, net	(179,135)	(149,828)
Realized and unrealized gains from derivative instruments, net	2,507	11,562
Minority interests in consolidated subsidiaries	(2,049)	3,077
Other	5,573	6,622

Earnings before income taxes	380,560	335,339
Income tax expense	(73,938)	(143,727)

Earnings from continuing operations	306,622	191,612
Loss from discontinued operations, net of income taxes	(60,532)	(24,473)

Net earnings	$246,090	167,139

Business Segment Results of Discovery

	Nine Months Ended
	September 30,
	2007	2006
	amounts in thousands

Revenue:
U.S. networks	$1,468,061	1,391,520
International networks	723,984	641,299
Commerce, education and other	49,193	28,217

Total revenue	$2,241,238	2,061,036

Operating Cash Flow:
U.S. networks	$595,123	541,393
International networks	99,886	96,667
Commerce, education and other	(8,927)	(76,557)

Total operating cash flow	$686,082	561,503

Note: Discovery commerce, education and other includes intercompany eliminations. In addition, prior year amounts have been reclassified for comparability with current year presentation.

The Cox Transaction was completed on May 14, 2007, and in connection therewith Discovery exchanged its subsidiary which held Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s ownership interest in Discovery. Accordingly, Discovery’s 2007 results of operations do not include Travel Channel for the full nine months. In the following discussion of Discovery’s consolidated and the U.S. network’s revenue and expenses, the changes between the nine months ended September 30, 2007 and 2006 exclude the fluctuations due to the disposition of the Travel Channel. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation.

Revenue.  Discovery’s consolidated revenue increased 11% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. Increased revenue was due to a 5% increase in distribution revenue, a 14% increase in advertising revenue and a 47% increase in other revenue, including commerce and education revenue, during the same period.

Distribution revenue increased $21,425,000 or 4% at the U.S. networks for the nine months ended September 30, 2007, as compared to the corresponding prior year period, primarily due to a 7% increase in average paying subscription units, principally from networks carried on the digital tier, partially offset by an increase in contra-revenue items. Contra-revenue items included in distribution revenue, such as launch amortization and marketing consideration, aggregated $70,966,000 and $62,768,000 for the nine months ended September 30, 2007 and 2006, respectively. Many of Discovery’s domestic networks are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates.

At the international networks, distribution revenue increased $31,464,000 or 8% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. Such increase was principally comprised of combined revenue growth in Europe and Latin America of $44,698,000, revenue growth in Asia of $9,250,000 and a favorable foreign exchange impact in Europe and the U.K. of $15,518,000, offset by a $41,262,000 revenue decline in the U.K. The net increase in revenue resulted from a 13% increase in average paying subscription units combined with contractual rate increases in certain markets, partially offset by an increase in launch amortization. In January 2007 and in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $195.8 million. Most of the payment was attributed to the renewal period and is being amortized over a five year term. As a result, launch amortization at the international networks was $32,945,000 for the nine months ended September 30, 2007, as compared to $4,794,000 for the corresponding prior year period.

Advertising revenue, which includes revenue from paid programming, increased $83,960,000 or 13% at the U.S. networks and increased $30,342,000 or 16% at the international networks, for the nine months ended September 30, 2007 as compared to the corresponding prior year period. The increase in advertising revenue at the U.S. networks was primarily due to improved advertising sell-out rates, better unit pricing and higher audience delivery on most channels, notably the Discovery Channel and TLC. The increase in international networks advertising revenue was due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide, partially offset by a decline in advertising revenue in the U.K.

Commerce, Education and Other revenue increased $20,976,000 or 74% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. The increase was driven by a surge in sales of Planet Earth DVDs following the series premiere in March 2007, as well as an increase in subscribers and improved pricing for Discovery’s direct-to-school education distribution platform.

Cost of Revenue.  Cost of revenue increased 9% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. As a percent of revenue, cost of revenue was 33% for each of the nine month periods ended September 30, 2007 and 2006. The $55,599,000 increase over the prior year period primarily resulted from a $45,497,000 increase in content amortization expense due to continued investment in original productions, from 2006 acquisitions, and from accelerated amortization of certain programs. As announced on April 5, 2007, the Discovery Home channel will be re-branded as Discovery PlanetGreen during 2008, so additional accelerated amortization expenses on Discovery Home programs could be expected during the remainder of 2007 and early 2008. All programming portfolio assets will continue to be subject to evaluation in 2007 relative to reviews and strategic plans put in place for certain other channels by the new management. The increase in cost of revenue is also the result of several new networks launched in Europe, and a $4,517,000 impact of the German free-to-air channel branded as DMAX which was acquired in March 2006.

SG&A Expenses.  SG&A expenses increased 4% for the nine months ended September 30, 2007, as compared to the corresponding prior year period. This increase is comprised of $32,584,000 and $55,199,000 increases for U.S. networks and international networks, respectively, as compared to the corresponding prior year period, partially offset by a $43,944,000 decrease for the education business. In U.S. networks, the increase is due to compensation and benefit increases, small acquisition-related increases, and increases in general support costs, partially offset by a decrease in marketing expense. In international networks, the increase is primarily due to a $46,982,000 or 40% increase in personnel expense, resulting from 2006 acquisitions and infrastructure expansions in Europe which increased headcount and office locations, along with the effects of foreign currency exchange rates. In both U.S. networks and international networks, there was also an increase in corporate expenses allocated to these segments following the organizational and strategic changes which decreased allocations to commerce, education and other. In the education business, the decrease is primarily due to a $14,481,000 or 43% reduction in personnel expense as a result of business restructuring, combined with a $20,821,000 or 89% reduction in marketing expense as Discovery re-focuses the direction of the education business. As a percent of revenue, SG&A expense was 37% and 39% for the nine months ended September 30, 2007 and 2006, respectively.

Restructuring Charges.  During the nine months ended September 30, 2007, Discovery recorded restructuring charges related to a number of organizational and strategic adjustments and consisting mainly of severance due to a reduction in headcount. The purpose of these adjustments was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry. There was no restructuring charge in 2006.

Expenses Arising from Long-term Incentive Plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the LTIP is indexed to the value of DHC Series A common stock and treated similar to a derivative by determining their fair value each reporting period. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Upon redemption of the LTIP awards, participants receive a cash payment based on the change in market price of DHC Series A common stock. In the third quarter of 2007, Discovery amended its LTIP such that the redemption dates occur annually over a 4 year period instead of bi-annually over an 8 year period. This amendment will impact compensation expense recognized in 2007 and future periods, and also impact the timing of cash payments. Compensation expense aggregated $129,226,000 for the nine months ended September 30, 2007 compared to $10,561,000 for the same period in 2006. The increase is primarily the result of increases in the DHC Series A common stock price offset by a decrease in expense related to the shortened redemption time period under the amended LTIP along with the difference in value accrued for units paid or forfeited during the quarter, largely as a result of the restructuring. If the remaining vested LTIP awards at September 30, 2007 were redeemed, the aggregate cash payments by Discovery would be approximately $105,308,000.

Depreciation and Amortization.  The increase in depreciation and amortization for the nine months ended September 30, 2007 is due to an increase in new assets placed in service during 2006 and 2007.

Asset impairment.  During the second quarter of 2007, Discovery recorded an asset impairment which represents write-offs of education intangible assets related to its consumer business.

Gain on sale of operating assets.  Discovery recognized a gain on sale of operating assets of $134,671,000 in connection with the Cox Transaction.

Other Income and Expense

Interest Expense.  On May 14, 2007, Discovery issued a new $1.5 billion term loan in connection with the Cox Transaction. The increase in interest expense for the nine months ended September 30, 2007 is primarily a result of the new term loan.

Realized and Unrealized Gains from Derivative Instruments, net.  Realized and unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instrument contracts include a combination of swaps and swaptions. As a result of mark to market adjustments, Discovery recognized $2,507,000 and $11,562,000 in net gains on these instruments during the nine months ended September 30, 2007 and 2006, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority Interests in Consolidated Subsidiaries.  Minority interest represents increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value.

Other.  Other income in 2007 and 2006 relates primarily to Discovery’s equity share of earnings on its joint ventures.

Income Taxes.  Discovery’s effective tax rate for income from continuing operations was 19% and 43% for the nine months ended September 30, 2007 and 2006, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to the tax-free treatment of the disposition of the Travel Channel in 2007 and due to foreign and state taxes in 2006.

Net Earnings.  Discovery’s net earnings were $246,090,000 and $167,139,000 for the nine months ended September 30, 2007 and 2006, respectively. Such change is due to the other aforementioned fluctuations in revenue and expense. In addition, Discovery recognized $60,532,000 and $24,473,000 of net losses from discontinued operations for each of the nine months ended September 30, 2007 and 2006, respectively. The 2007 net loss contains $39,904,000 in restructuring costs and $28,264,000 in asset impairment charges, along with normal business operations.

Liquidity and Capital Resources

Discovery provided $126,043,000 and $270,606,000 of cash from operations during the nine months ended September 30, 2007 and 2006, respectively. Included in cash from operations was $209,289,000 and $33,729,000 of deferred launch payments for the nine months ended September 30, 2007 and 2006, respectively, driving a significant use of cash during 2007.

During the nine months ended September 30, 2007, Discovery spent $55,317,000 on capital expenditures, $44,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries, and paid $1,321,544,000 in connection with the Cox Transaction. During the nine months ended September 30, 2006, Discovery paid $179,019,000 for business combinations, net of the cash acquired, paid $80,000,000 to acquire mandatorily redeemable securities related to minority interests in certain subsidiaries and spent $40,109,000 on capital expenditures.

In addition to cash provided by operations, Discovery funds its activities with proceeds borrowed under various debt facilities, including two term loans, two revolving loan facilities and various senior notes payable. The second term loan was issued on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. During the nine months ended September 30, 2007 and 2006, net borrowings under debt facilities were $1,331,909,000 and $71,909,000, respectively. Total commitments of these facilities were $5,590,000,000 at September 30, 2007. Debt outstanding on these facilities aggregated $3,946,300,000 at September 30, 2007, providing excess debt availability of $1,643,700,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

The $1.5 billion term loan is secured by the assets of Discovery, excluding assets held by its subsidiaries. The remaining term and revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated it is in compliance with all debt covenants at September 30, 2007.

During 2007, including amounts discussed above, Discovery expects to spend up to $100,000,000 for capital expenditures, $250,000,000 for interest expense under its current debt facilities, approximately $250,000,000 for the announced acquisition of HowStuffWorks.com and $85,000,000 to satisfy LTIP obligations. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its working capital requirements.

Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

Discovery is subject to a contractual agreement that may require Discovery to acquire the minority interest of certain of its subsidiaries. The right of the minority partner to put its interest back to Discovery for a value determined by a specified formula every three years commenced on December 31, 2002. Discovery accretes the mandatorily redeemable equity in a subsidiary to its estimated redemption value through the applicable redemption date. The most recent put right has been exercisable since December 2005. During 2006, Discovery was notified that the minority partner was evaluating whether to execute its rights under the agreement. As of September 30, 2007, the minority partner had not advised Discovery of its intention. Discovery is now accreting this minority interest to the December 2008 redemption date and estimates the redemption value to be $48 million as of September 30, 2007.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K filed on February 28, 2007.

Item 6.	Exhibits

(a)	Exhibits

10.1	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007)*
10.2	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007)*
10.3	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007)*
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Date: November 7, 2007	By:	/s/ John C. Malone John C. Malone Chief Executive Officer

Date: November 7, 2007	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: November 7, 2007	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007)*
10.2	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007)*
10.3	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) *
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

*	Filed herewith.