Form 10-K
period 2007-12-31
Discovery Holding CO
filed 2008-02-15
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-51205

DISCOVERY HOLDING COMPANY
(Exact name of Registrant as specified in its charter)

State of Delaware	20-2471174
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12300 Liberty Boulevard
Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(720) 875-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Series A Common Stock, par value $.01 per share	Nasdaq Global Select Market
Series B Common Stock, par value $.01 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of Discovery Holding Company computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2007, was approximately $6.1 billion.

The number of shares outstanding of Discovery Holding Company’s common stock as of January 31, 2008 was:

Series A Common Stock — 269,179,015; and
Series B Common Stock — 11,869,696 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders is hereby incorporated by reference into Part III of this Annual Report on Form 10-K

DISCOVERY HOLDING COMPANY

2007 ANNUAL REPORT ON FORM 10-K

PART I.

Item 1.	Business.

(a) General Development of Business

Discovery Holding Company was incorporated in the state of Delaware on March 9, 2005 as a wholly-owned subsidiary of Liberty Media Corporation, which we refer to as Liberty. On July 21, 2005, Liberty completed the spin off of Discovery Holding Company to Liberty’s shareholders. In the spin off, each holder of Liberty common stock received 0.10 of a share of our Series A common stock for each share of Liberty Series A common stock held and 0.10 of a share of our Series B common stock for each share of Liberty Series B common stock held. Approximately 268.1 million shares of our Series A common stock and 12.1 million shares of our Series B common stock were issued in the spin off, which was intended to qualify as a tax-free transaction.

We are a holding company. Through our two wholly-owned operating subsidiaries, Ascent Media Group, LLC (“Ascent Media”) and Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), and through our 66 2/3% owned equity affiliate Discovery Communications Holding, LLC (“Discovery”), we are engaged primarily in (1) the provision of creative and network services to the media and entertainment industries and (2) the production, acquisition and distribution of entertainment, educational and informational programming and software. Our subsidiaries and affiliates operate in the United States, Europe, Latin America, Asia, Africa and Australia.

The assets and operations of Ascent Media are composed primarily of the assets and operations of 13 companies acquired by Liberty from 2000 through 2004, including The Todd-AO Corporation, Four Media Company, certain assets of SounDelux Entertainment Group, Video Services Corporation, Group W Network Services, London Playout Centre and the systems integration business of Sony Electronics. The combination and integration of these and other acquired entities allows Ascent Media to offer integrated outsourcing solutions for the technical and creative requirements of its clients, from content creation and other post-production services to media management and transmission of the final product to broadcast television stations, cable system head-ends and other destinations and distribution points.

AccentHealth, which we acquired in January 2006, operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services. Discovery operates through three divisions: (1) Discovery networks U.S., (2) Discovery networks international, and (3) Discovery commerce and education.

Discovery was formed in the second quarter of 2007 as part of a restructuring (the “DCI Restructuring”) completed by Discovery Communications, Inc. (“DCI”). In the DCI Restructuring, DCI was converted into a limited liability company and became a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including us, became members of Discovery. Subsequent to the DCI Restructuring, each of the members of Discovery held the same membership interests in Discovery as they previously held in DCI. Discovery is the successor reporting entity to DCI.

On May 14, 2007, Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% membership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, we own a 66 2/3% interest in Discovery and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) owns a 33 1/3% interest. We continue to account for our investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict our ability to control Discovery.

In December 2007, we announced that we had signed a non-binding letter of intent with Advance/Newhouse to combine our respective stakes in Discovery. As currently contemplated by the non-binding letter of intent, the transaction, if completed, would involve the following steps:

•	We will spin-off to our shareholders a wholly-owned subsidiary holding cash and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related services;

•	Immediately following the spin-off, we will combine with a new holding company (“New DHC”), and our existing stockholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC. The preferred stock held by Advance/Newhouse will entitle it to elect two members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction (the “Newhouse Transaction and Ascent Spin Off”) is expected to close in the second quarter of 2008 and would result in the consolidation of the results of Discovery within New DHC.

* * * * *

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects and anticipated sources and uses of capital. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors”, Item 2. “Properties,” Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	general economic and business conditions and industry trends including the timing of, and spending on, feature film, television and television commercial production;

•	spending on domestic and foreign television advertising and spending on domestic and foreign first-run and existing content libraries;

•	the regulatory and competitive environment of the industries in which we, and the entities in which we have interests, operate;

•	continued consolidation of the broadband distribution and movie studio industries;

•	uncertainties inherent in the development of new business lines and business strategies;

•	integration of acquired operations;

•	uncertainties associated with product and service development and market acceptance, including the development and provision of programming for new television and telecommunications technologies;

•	changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand and IP television and their impact on television advertising revenue;

•	rapid technological changes;

•	future financial performance, including availability, terms and deployment of capital;

•	fluctuations in foreign currency exchange rates and political unrest in international markets;

•	the ability of suppliers and vendors to deliver products, equipment, software and services;

•	the outcome of any pending or threatened litigation;

•	availability of qualified personnel;

•	the possibility of an industry-wide strike or other job action affecting a major entertainment industry union, or the duration of any existing strike or job action;

•	changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission, and adverse outcomes from regulatory proceedings;

•	changes in the nature of key strategic relationships with partners and joint venturers;

•	competitor responses to our products and services, and the products and services of the entities in which we have interests; and

•	threatened terrorists attacks and ongoing military action in the Middle East and other parts of the world.

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

(c) Narrative Description of Business

ASCENT MEDIA

Ascent Media provides a wide variety of creative and network services to the media and entertainment industries in the United States, the United Kingdom (“UK”) and Singapore. Ascent Media provides effective solutions for the creation, management and distribution of content to major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Services are marketed to target industry segments through Ascent Media’s internal sales force and may be sold on a bundled or individual basis.

Ascent Media’s operations are organized into two main categories: creative services and network services.

Creative Services

Ascent Media’s creative services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers and TV spots, documentaries, independent films, scripted and reality television, TV movies and mini-series, television commercials, internet and new media advertising, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage, and reformat and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet.

Ascent Media markets its creative services under various brand names that are generally well known in the entertainment industry, including Blink Digital, Cinetech, Company 3, Digital Media Data Center (DMDC), Digital Symphony, Encore Hollywood, FilmCore, Level 3 Post, Method, Modern Music, One Post, POP Sound, RIOT, Rushes, Soho Images, Soundelux, Soundelux Design Music Group (DMG), Sound One, St. Anne’s Post, Todd-AO and VisionText.

The creative services client base comprises major motion picture studios and their international divisions, independent television production companies, broadcast networks, cable programming networks, advertising agencies, creative editorial companies, corporate media producers, independent owners of television and film libraries and emerging new media distribution channels. The principal facilities of the creative services group are in Los Angeles, the New York metropolitan area and London, with additional facilities in Atlanta and San Francisco.

Key services provided by Ascent Media’s creative services group include the following:

Dailies.  Clients that are in production require daily screening of their previous day’s footage captured on film, video or data in order to evaluate technical and aesthetic qualities of the production and to facilitate the creative editorial process. Ascent Media provides the services necessary for clients to view principal photography on a daily basis, also known as “dailies”, including film processing and digital transfer, which is the transfer of film negatives to video or digital data. Dailies may be delivered to customers in a variety of videotape or file based formats. The Company also provides dailies viewing environments at client locations and in editorial cutting rooms for their clients’ productions.

Digital intermediates.  Ascent Media’s digital intermediate service provides customers with the ability to convert film to a high resolution digital master file for color correction, creative editorial and electronic assembly of masters in other formats. The digital intermediate process provides filmmakers and commercial producers with greater creative control through enhanced visual manipulation options and the ability to see their creative decisions applied in real time.

Color Correction.  The color correction process allows for the development of a creative look and feel for media content, which can then be applied to different source elements that are assembled in sequence to allow for consistency of visual presentation, notwithstanding variations in the original source material and the differing color spectrums of film and other media. Ascent Media employs highly-skilled creative talent who utilize creative colorizing techniques, equipment and processes to enable its clients to achieve desired results for creative content including television commercials, music videos, feature films and television shows.

Creative editorial.  After principal photography of advertising content has been completed, Ascent Media’s editors assemble various elements into a cohesive story consistent with the messaging, branding and creative direction of Ascent Media’s advertising clients. Ascent Media provides the tools and talent required through all stages of the “finishing” process necessary for creation, and primary and secondary distributions, of completed advertising content. Ascent Media also provides the rental of editorial equipment for use in the creation of feature film and episodic television content.

Visual effects.  Visual effects can be used to create images that cannot be created physically through a more cost-effective means, to digitally remove elements captured in principal photography, and to enhance or supplement original visual images by integrating computer generated images with images captured during principal photography. Ascent Media provides its visual effects services with teams of artists utilizing an array of graphics and animation workstations and using a variety of software to accomplish unique effects.

Assembly, formatting and master creation and duplication.  Ascent Media implements clients’ creative decisions, including decisions regarding the integration of sound and visual effects, to assemble source material into its final form. In addition, Ascent Media uses sophisticated computer graphics equipment to generate titles and character imagery and to format certain entertainment media content to meet specific production and distribution requirements, including time compression and commercial breaks. Finally, Ascent Media creates and delivers multiple master copies of the applicable final product for distribution, broadcast, archival and other purposes designated by the customer.

Digital media management services.  Ascent Media’s Digital Media Data Center provides services that enable content owners to digitize content once, then store, manage, re-purpose and distribute such content globally in multiple formats and languages to numerous providers. These file-based services can help Ascent Media’s clients exploit existing and emerging global revenue streams, including broadband, mobile and other digital outlets and devices, reducing time-to-market while providing increased security, flexibility and database functionality. Such services can be implemented as a fully outsourced platform or individual managed services. As used in the media services industry, the term “element” refers to a unit of created content of any length, such as a feature film, television episode, commercial spot, movie trailer, promotional clip or other unique product, such as a foreign language version or alternate format of any of the foregoing.

Advertising distribution.  Once a television commercial has been completed, Ascent Media provides support services required to manufacture and deliver commercials to specific television broadcasters or radio stations, including format conversion, video and audio duplication, distribution, and storage and asset management, for advertising agencies, corporate advertisers and other content owners. Ascent Media uses satellite, fiber-optic and Integrated Services Digital Network, or ISDN, Internet access, terrestrial broadband, and conventional air freight for the delivery of television and radio spots to broadcasters and radio stations. Ascent Media’s commercial television distribution facilities in Los Angeles and San Francisco, California enable Ascent Media to service any regional or national client.

Restoration, preservation and asset protection of existing and damaged content.  Ascent Media provides film restoration, preservation and asset protection services. Ascent Media’s technicians use photochemical and digital processes to clean, repair and rebuild a film’s elements in order to return the content to its original and sometimes to an improved image quality. Ascent Media also protects film element content from future degradation by transferring the film’s image to newer archival film stocks or digital files. Ascent Media also provides asset protection services for its clients’ color library titles, which is a preservation process whereby B/W, silver image, polyester, positive and color separation masters are created, sufficiently protecting the images of new and older films.

Transferring film to video or digital media masters.  A considerable amount of film content is ultimately distributed to the home video, broadcast, cable or pay-per-view television markets. This requires film images to be transferred to a video or digital file format. Each frame must be color corrected and adapted to the desired aspect ratio to meet the required distribution specifications and ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. Technological developments, such as the domestic introduction of television sets with a 16 X 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, have contributed to the growth of Ascent Media’s film transfer business. Ascent Media also digitally removes dirt and scratches from a damaged film master that is transferred to a digital file format.

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

DVD compression and authoring and menu design.  Ascent Media provides all stages of DVD production, including creative menu design, special feature production, interactive features, compression, authoring, multi channel audio mixing, and quality control. Ascent Media supports DVD production in traditional DVD formats as well as Blu Ray and HD DVD formats. Ascent Media also prepares and optimizes content for evolving formats of digital distribution, such as video-on-demand and interactive television.

Storage of elements and working masters.  Ascent Media’s physical archives are designed to store working master videotapes and film elements in a highly controlled environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Physical elements stored in Ascent Media’s archive are uniquely bar-coded and maintained in a library management database offering rapid access to elements, concise reporting of element status and element tracking throughout its travel through Ascent Media’s operations. Ascent Media also provides file-based digital archive services, as discussed under the heading Digital media management services above.

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

Sound supervision, sound design and sound editorial.  Ascent Media provides creative talent, facilities and support services to enhance, modify or create sound for feature films, television content, commercials and trailers, interactive multimedia games and special live venues. Sound supervisors ensure that all aspects of sound, dialogue, sound effects and music are properly coordinated. Ascent Media’s sound services include, but are not limited to, sound editing, sound design, sound effect libraries, ADR (automated dialogue replacement, a process for recording dialogue in synchronization with previously recorded picture) and Foley (non-digital sound effects).

Music services.  Music services are an essential component of post-production sound. Ascent Media has the technology and talent to handle all types of music-related services, including original music composition, music supervision, music editing, scoring/recording, temporary sound tracks, composer support and preparing music for soundtrack album release.

Re-recording / Mixing.  Once sound editors, sound designers, composers, music editors, ADR and Foley crews have prepared the elements that will make up the finished product, the final process in the creative sound post production process is the mix (or re-recording). Mixing a film involves the process of combining multiple elements, such as tracks of sound effects, dialogue and music, to complete the final product. Ascent Media maintains a significant number of mixing stages, purpose-built and provisioned with advanced recording equipment, capable of handling any type of project, from major motion pictures to smaller independent films.

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

Key services provided by Ascent Media’s network services group include the following:

Network origination and master control.  The network services group provides outsourced network origination services to cable, satellite and pay-per-view programming networks. Ascent Media accepts daily program schedules, programs, promotional materials and advertising and transmits 24 hours of seamless daily programming to cable operators, direct broadcast satellite systems and other destinations via fiber and satellite. Currently, over two hundred programming feeds — running 24 hours a day, seven days a week — are supported by Ascent Media’s facilities in the United States, London and Singapore. Network origination services are provided from large-scale technical platforms with integrated asset management, hierarchical storage management (a data storage technique which automatically moves data between high-cost and low-cost storage media), and broadcast automation capabilities. These platforms, which are designed, built, owned and operated by Ascent Media, require Ascent Media to incorporate and integrate hardware and software from multiple third-party suppliers into a coordinated service solution. Associated services include cut-to-clock and compliance editing, tape library management, ingest & quality control, format conversion, and tape duplication. For multi-language television services, Ascent Media facilitates the collection, aggregation, and playout of languaging materials, including subtitles and foreign language dubs. On-air graphics and other secondary events are also integrated with the content by Ascent Media. In conjunction with network origination services, Ascent Media operates television production studios and provides complete post-production services for on-air promotions for some clients.

Transport and connectivity.  Ascent Media operates satellite earth station facilities in Singapore, California, New York, New Jersey, Minnesota and Connecticut. Ascent Media’s facilities are staffed 24 hours a day and may be used for uplink, downlink and turnaround services. Ascent Media accesses various “satellite neighborhoods,” including basic and premium cable, broadcast syndication, direct-to-home and DBS markets. Ascent Media resells transponder capacity for occasional and full-time use and bundles its transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price. Ascent Media’s “teleports” are high-bandwidth communications gateways with video switches and facilities for satellite, optical fiber and microwave transmission. Ascent Media’s facilities offer satellite antennae capable of transmitting and receiving feeds in both C-Band and Ku-Band frequencies. Ascent Media operates a global fiber network to carry real-time video and data services between its various locations in the US, London, and Singapore. This network is used to provide full-time program feeds and ad hoc services to clients and to transport files and real-time signals between Ascent Media locations. Ascent Media also operates industry-standard encryption and/or compression systems as needed for customer satellite transmission.

Engineering and systems integration.  Ascent Media designs, builds, installs and services advanced technical systems for production, management and delivery of rich media content to the worldwide broadcast, cable television, broadband, government and telecommunications industries. Ascent Media’s engineering and systems integration business operates out of facilities in New Jersey, California, Florida, and London, and services global clients including major broadcasters, cable and satellite networks, telecommunications providers, and corporate television networks, as well as numerous production and post-production facilities. Services offered include program management, engineering design, equipment procurement, software integration, construction, installation, service and support. Ascent Media also designs and constructs satellite earth stations and related facilities.

Consulting Services.  Ascent Media provides strategic, technology and business consulting services to the media and entertainment industry. Key practice areas include: digital migration; content delivery strategies; workflow analysis and design; emerging delivery platforms (such as Internet-protocol television, mobile and broadband); technology assessment; and technology-enabled business strategies.

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

AccentHealth

AccentHealth provides advertising-supported health education programming for distribution in doctor office waiting rooms via three AccentHealth Waiting Room TV Networks: the General Health Network, the Young Family Network and the Silver Network. The General Health Network targets general practice and family practice patients, and provides news and health information applicable to the general needs of that demographic. The Young Family Network targets pediatric and Ob-Gyn patients, and provides baby, child and parenting related programming. The Silver Network targets internal medicine, general practice and cardiology patients, and provides programming tailored to appeal to the specific interests of patients over the age of 50. Programming on the AccentHealth Waiting Room TV Networks is produced monthly by CNN and features customized content relating to a variety of topics, including medical breakthroughs, parenting issues, nutrition, fitness, safety and wellness.

AccentHealth’s programming content airs on television monitors installed in doctor office waiting rooms, and is provided at no cost to the practice. AccentHealth offers its advertising clients a number of products and services, including:

•	selected commercial time slots on the AccentHealth Waiting Room TV Networks;

•	print-display advertising space (traditionally used for product brochures, information pamphlets or coupons) alongside the Health Panels, AccentHealth’s wall-mounted educational print displays;

•	turn-key literature distribution services; and

•	certain services related to the production of commercial advertising spots or the customization of certain advertising services.

We believe that AccentHealth is the largest point-of-care media supplier in the U.S., with the AccentHealth Waiting Room TV networks reaching 11.7 million viewers per month in 11,200 waiting rooms nationwide.

Strategy

Ascent Media’s goal is to be the premier end-to-end digital media supply chain services provider to the media and entertainment industry — creating, managing and distributing rich media content across all distribution channels on a global basis. Ascent Media believes it can optimize its position in the market by pursuing the following strategies:

Provide a broad range of media services.  The entertainment services industry has historically been fragmented, with numerous providers offering discrete, geographically-limited, non-integrated services. Ascent Media spans the value chain with a broad range of services from the creation and management of media content to the distribution of content via multiple transmission paths, including satellite, fiber and Internet Protocol-based networks on a global basis. Ascent Media believes its range of service offerings and in-depth knowledge of media workflows provide it with a strategic advantage over less-diversified service providers in developing deep, long-term relationships with creators, owners and distributors of creative content. In addition, Ascent Media believes that the reputations of its highly-respected creative boutiques, which operate under their own well-known brand names, help distinguish Ascent Media from commodity suppliers.

Grow digital media management business.  Ascent Media seeks to increase business with major media and entertainment clients by creating, storing, managing, repurposing and distributing their digital media content through traditional channels as well as emerging new media outlets on a global basis. Ascent Media believes that the technical complexity and scale issues associated with providing these services will make outsourcing of activities more attractive to Ascent Media’s client base, creating opportunities for increased market share. In 2007, Ascent Media extended the geographical reach of its proprietary digital media management system, adding capabilities in the New York metropolitan area and the United Kingdom to the original center in Los Angeles. Ascent Media currently plans to deploy its proprietary digital media management system in Singapore during 2008.

Deploy an interconnected global media network.  Ascent Media plans to provide clients access to a fiber-based network integrated with its creative and management services. The network will provide global connectivity and file transport capabilities, which will make client workflows more efficient and enhance Ascent’s end-to-end portfolio of services.

Invest in core business operations.  Ascent Media intends to increase its capabilities through internal investments to improve the capacity, utilization and throughput of its existing facilities. Ascent Media will also consider opportunities that may arise to add scale or service offerings, or to increase market share, through strategic acquisitions or joint ventures. Consistent with this strategy, Ascent Media will also seek opportunities to divest non-core assets, when appropriate.

Seek opportunities to offer new services within core competencies.  Ascent Media intends to expand its market share by applying its core capabilities to develop new value-added service offerings, participating in emerging high revenue-generating services such as re-versioning content for distribution to new platforms. In that regard, Ascent Media will endeavor to develop service offerings that meet unique needs of its customers.

For a description of the risks associated with the foregoing strategies, and with Ascent Media’s business in general, see “Risk Factors” beginning on page I-27.

Seasonality

The demand for Ascent Media’s core motion picture services, primarily in its creative services group, has historically been seasonal, with higher demand in the spring (second fiscal quarter) and fall (fourth fiscal quarter), and lower demand in the winter and summer. Similarly, demand for Ascent Media’s television program services, primarily in its creative services group, is higher in the first and fourth quarters and lowest in the summer, or third quarter. Demand for Ascent Media’s commercial services, primarily in its creative services group, are fairly consistent with slightly higher activity in the third quarter. However, changes in the timing of the demand for television program services may result in increased business for Ascent Media in the summer. In addition, the timing of long-term projects in Ascent Media’s creative services group are beginning to offset the quarters in which there has been historically lower demand for Ascent Media’s motion picture and television services. Accordingly, Ascent Media expects to experience less dramatic quarterly fluctuations in its operating performance in the future.

DISCOVERY

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, with over 100 television networks offering customized programming in 35 languages. As one of the world’s largest providers of non-fiction television programming, Discovery’s strategy is to optimize the distribution, ratings and profit potential of each of its branded channels. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services. Discovery operates through three divisions: (1) Discovery networks U.S., (2) Discovery networks international, and (3) Discovery commerce and education.

Discovery’s media content spans non-fiction genres including science, exploration, survival, natural history, sustainability of the environment, technology, anthropology, health and wellness, engineering, adventure, lifestyles and current events. This type of programming tends to be culturally neutral and maintains its relevance for an extended period of time, referred to as “long-tail.” As a result, Discovery’s content translates well across international borders and is made even more accessible through extensive use of dubbing and subtitles in local languages as well as the creation of local programming tailored to individual market preferences.

Discovery’s content is designed to target key audience demographics, and the popularity of its programming offers a compelling reason for advertisers to purchase time on its channels. Discovery’s audience ratings are a key driver in generating advertising revenue and create demand on the part of cable television operators, direct-to-home or “DTH” satellite operators, telephone and communications companies and other content distributors to deliver its programming to their customers.

Discovery has an extensive library of over 100,000 hours of programming and footage that provides a high-quality source of content for creating new services and launching into new markets and onto new platforms. Discovery generally owns most or all rights to the majority of this programming and footage which enables Discovery to exploit its library to launch new brands and services into new markets quickly without significant incremental spending. Programming can be re-edited and updated to provide topical versions of subject matter in a cost-effective manner and utilized around the world.

In addition to growing distribution and advertising revenue for its branded channels, Discovery is focused on growing revenue across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which serve as additional outlets for advertising and affiliate sales, and provide promotional platforms for its programming. Discovery currently operates Internet sites providing news, information and entertainment content that are aligned with its television programming. In December 2007, Discovery completed the acquisition of HowStuffWorks.com, an award-winning online source of high-quality, unbiased and easy-to-understand explanations of how the world actually works. This acquisition provides an additional platform for Discovery’s extensive library of video content and positions its brand as a hub for satisfying curiosity on a variety of topics on both television and online.

Discovery is also exploiting its programming assets to take advantage of the growing demand for high definition (HD) programming in the U.S. and throughout the world. In 2007, Discovery launched HD simulcasts of four of its networks (Discovery Channel, TLC, Animal Planet and Science Channel) in addition to its existing HD Theater service, which was launched in 2002. Discovery also operates HD channels in 15 countries outside of the U.S., making it the number-one programming provider of HD channels outside of the U.S. based on the number of HD channels that it operates. Discovery believes it is well positioned to take advantage of the accelerating growth in sales of HD televisions and Blu-Ray and HD DVD players, and the expanding distribution of HD channels around the world. Where Discovery operates HD simulcasts of its networks, Discovery also benefits from the ability to aggregate audiences for advertising sales purposes.

Strategy

Discovery’s strategy is to develop high quality media brands that build consumer viewership, optimize distribution growth and capture advertising sales. In addition, Discovery is focused on maximizing the overall efficiency and effectiveness of its global operations through collaboration and innovation across operating units and regions around the world and across all television and digital platforms.

In line with this strategy, Discovery’s specific priorities include:

•	Maintaining Discovery’s focus on creative excellence in non-fiction programming and expanding the portfolio’s brand entitlement by developing compelling content that increases audience growth, builds advertising relationships and supports continued distribution revenue on all platforms.

•	Exploiting Discovery’s distribution strength in the U.S. — with three channels reaching more than 90 million U.S. subscribers and six channels reaching approximately 50 million to 70 million U.S. subscribers — to build additional branded channels and businesses that can sustain long-term growth and profitability. For example, Discovery recently announced the repositioning of several emerging television networks to build stronger consumer brands through specific category ownership that supports more passionate audience loyalty and increased advertiser and affiliate interest and integration.

•	Maintaining a leadership position in non-fiction entertainment in international markets, and continuing to grow and improve the performance of the international operations. This will be achieved through expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening development and promotional collaboration between U.S. and international network groups.

•	Developing and growing compelling and profitable content experiences on new platforms that are aligned with its core branded channels. Specifically, extending ownership of non-fiction entertainment to all digital media devices around the world to enhance the consumer entertainment experience, further monetize Discovery’s extensive programming library, and create additional vehicles on which to offer new products and services that deliver new revenue streams.

Recent Developments

In support of its strategy and priorities, in January 2007, Discovery re-evaluated its operations to identify and implement strategic initiatives designed to improve operational and financial performance and allocate capital in a more disciplined and efficient manner. The following actions are representative of these initiatives:

•	Business Restructuring: Improved margins through revenue growth and cost efficiencies across Discovery’s divisions. Management implemented a growth strategy to address underperforming assets, closed all of its 103 retail stores and shifted the focus of its commerce business to e-commerce and licensing in order to broaden the reach of Discovery-branded products. Discovery also streamlined its education business to focus on direct-to-school products including Discovery Education streaming and significantly reduced the investment in direct-to-consumer services. These actions, coupled with an overall focus on improved efficiency, resulted in an approximate 25% reduction in global personnel in 2007. As a result of these restructurings, Discovery improved the operating cash flow margins from the properties that it continues to use and operate.

•	Global Content Sharing: Strengthened development and promotional collaboration between U.S. and international networks to improve operating margins, promote content sharing and build global brand strength.

•	Television Network Rebrands: In January 2008, Discovery Times Channel was rebranded as Investigation Discovery as a means to exploit Discovery’s extensive library of fact-based investigation and current affairs programming. In June 2008, Discovery expects to rebrand Discovery Home as Planet Green, the only 24-hour eco-lifestyle television network committed to documenting, preserving and celebrating the planet. In January 2008, Discovery announced a proposed 50-50 joint venture with Oprah Winfrey and Harpo, Inc. to rebrand Discovery Health as OWN: The Oprah Winfrey Network, a new multi-platform venture designed to entertain, inform and inspire people to live their best lives through the OWN Channel and the Oprah.com website. It is expected that Discovery Health Channel will be rebranded as OWN in the second half of 2009.

•	Digital Media Acquisitions and Website Relaunch: Expanded internal web operations while acquiring HowStuffWorks.com and TreeHugger.com, to create a portfolio of brand-aligned digital properties that expand Discovery’s cross-platform sales and promotional opportunities and realize economies through programs that can be produced once and used often in both long- and short-form across multiple platforms. In December 2007, Discovery completed the acquisition of HowStuffWorks.com, an award-winning online source of high-quality, unbiased and easy-to-understand explanations of how the world actually works, and in August 2007, Discovery acquired Treehugger.com, an eco-lifestyle website. Discovery relaunched its flagship website, Discovery.com, and is in the process of expanding and deepening the content of all of its channel websites (e.g., TLC.com, AnimalPlanet.com) to move beyond being television promotion vehicles and to focus on audience growth, engagement and improved monetization. Together with these recent acquisitions, Discovery now has approximately 25 million unique visitors per month to all of its wholly owned websites (source: Omniture, Inc.).

•	Dispositions - In May 2007, Discovery and Cox completed an exchange of Cox’s 25% interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Discovery’s entire interest in Travel Channel, travelchannel.com and approximately $1.3 billion in cash.

Business Operations

Discovery operates through the three divisions discussed below. A discussion of the financial performance of each of these divisions can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Discovery Networks U.S.

Reaching approximately 675 million cumulative subscribers (as defined below) in the United States as of December 31, 2007 and having one of the industry’s most widely distributed portfolio of brands, Discovery networks U.S. delivers 11 cable and satellite television channels in the U.S. The portfolio includes three channels that each reach over 90 million U.S. subscribers (as defined below) and four channels that each reach over 50 million U.S. subscribers. Discovery networks U.S. also provides distribution and advertising sales services for Travel Channel and BBC America and distribution services for BBC World Service.

Domestic subscriber numbers set forth in this document are according to The Nielsen Company. As used herein, a “U.S. subscriber” is a single household that receives the applicable Discovery channel from its cable, satellite or other television provider, including those who receive Discovery networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” in the U.S. refers to the collective sum of the total number of U.S. subscribers to each of Discovery’s U.S. channels. By way of example, two U.S. households that each receive five Discovery networks from their cable provider represent 10 cumulative subscribers in the U.S. The term cumulative subscribers in the U.S. also includes seven million cumulative subscribers in Canada who receive direct feeds of TLC and Military Channel from Discovery networks U.S.

Discovery Channel

•  Launched in June 1985, Discovery Channel reached approximately 97 million U.S. subscribers as of December 31, 2007.

•  Discovery Channel brings viewers engaging stories and extraordinary experiences that share knowledge, satisfy curiosity and inspire the very joy of discovery.

•  Discovery’s flagship, Discovery Channel, was the second most widely distributed cable channel in the United States, according to The Nielsen Company as of December 31, 2007.

•  Some of the networks most popular returning and new series include Deadliest Catch, Mythbusters, Dirty Jobs, Man Vs Wild, Smash Lab, Some Assembly Required, Fight Quest, and Bone Detectives. Discovery Channel is also home to high-profile specials and mini-series, including the critically acclaimed Planet Earth and the forthcoming When We Left Earth: The NASA Missions.

•  Target viewers are adults 25-54, particularly men.

•  Discovery Channel is simulcast in HD.

TLC

•  Acquired by Discovery in 1991, TLC reached approximately 96 million U.S. subscribers as of December 31, 2007.

•  TLC features educational programming that explores life’s key transitions and turning points, and presents high-quality, relatable and authentic personal stories.

•  Series highlights on TLC include L.A. Ink, Little People, Big World, Jon And Kate Plus 8, What Not To Wear, Miami Ink, Flip That House, and the recently relaunched Trading Spaces.

•  Target viewers are adults 18-49, particularly women.

•  TLC is simulcast in HD.

Animal Planet

•  Launched in October 1996, Animal Planet reached approximately 94 million U.S. subscribers as of December 31, 2007.

•  With a new logo and on-air look, Animal Planet leads viewers to relate to animals as characters that inspire and engage, not merely creatures to observe. Animal Planet’s engaging, insightful and high-quality entertainment taps into the instincts that drive us all with compelling stories.

•  Programming highlights on Animal Planet include Meerkat Manor, Orangutan Island, Animal Precinct and Jeff Corwin specials.

•  Target viewers are adults 25-54, particularly women.

•  Animal Planet is simulcast in HD.

Discovery Health
•  Launched in August 1999, Discovery Health reached approximately 68 million U.S. subscribers as of December 31, 2007.

•  Discovery Health takes viewers inside the fascinating and informative world of health and medicine to experience first-hand compelling, real-life stories of medical breakthroughs and human triumphs.

•  In January 2008, Discovery announced a planned joint venture with Oprah Winfrey and Harpo, Inc. to create OWN: The Oprah Winfrey Network, a new multi-platform venture designed to entertain, inform and inspire people to live their best lives. Oprah Winfrey will serve as Chairman of OWN, LLC and the venture will be 50-50 owned by Discovery and Harpo. Discovery will handle distribution, origination and other operational requirements and both organizations will contribute advertising sales services to the venture. Discovery and Harpo are currently negotiating a definitive agreement to govern these arrangements.

•  Discovery Health is expected to be rebranded as OWN in the second half of 2009.

•  OWN will build on Discovery Health’s target audience of women 25-54.

•  OWN will be simulcast in HD.

Discovery Kids

•  Launched in October 1996, Discovery Kids reached approximately 58 million U.S. subscribers as of December 31, 2007.

•  Discovery Kids lets kids of all ages (from preschoolers to ’tweens and teens) explore the world from their point of view. This network provides entertaining, engaging and high-quality programming that kids enjoy and parents trust. Kids can learn about science, adventure, exploration and natural history through documentaries, reality shows, scripted dramas and animated stories.

•  Series highlights on Discovery Kids include the animated Real Toon series Tutenstein and Saving A Species: The Great Penguin Rescue.

•  Target viewers are children and families.

Science Channel

•  Launched in October 1996, Science Channel reached approximately 52 million U.S. subscribers as of December 31, 2007.

•  Science Channel is devoted to science by celebrating the “why” in everything and providing context and understanding of the full spectrum of the wonders of science.

•  With a refreshed brand, Science Channel includes series such as Survivorman, How It’s Made, Patent Bending and Weird Connections.

•  Target viewers are men 25-54.

•  Science Channel is simulcast in HD.

Planet Green

•  Planet Green is expected to be rebranded from Discovery Home in June 2008 with an expected reach of approximately 50 million U.S. subscribers.

•  Committed to documenting, preserving and celebrating the planet, Planet Green will be the only 24-hour eco-lifestyle television network.

•  Planet Green will speak to people who want to understand green living and to those who are excited to make a difference by providing tools and information to meet the critical challenge of protecting our environment.

•  Target viewers will be adults 18-54 with a focus on late teens/college-aged viewers, new parents and young baby boomers.

•  Planet Green will be simulcast in HD.

•  In August 2007, in support of the Planet Green initiative, Discovery purchased TreeHugger.com, an eco-lifestyle website with news, opinions and information spanning the green spectrum. Discovery has also launched companion website PlanetGreen.com with a focus on community and action oriented content.

Investigation Discovery

•  Launched in March 2003, Investigation Discovery (formerly Discovery Times Channel) reached approximately 50 million U.S. subscribers as of December 31, 2007.

•  In January 2008, Discovery Times Channel was rebranded as Investigation Discovery, exploiting Discovery’s extensive library of fact-based investigation and current affairs programming that sheds new light on our culture, history and the human condition.

•  Programming highlights include Dateline On ID, Fugitive Task Force, and Diamond Road.

•  Target viewers are adults 25-54.

Military Channel

•  Originally launched in 1996 as Discovery Wings and rebranded as Military Channel in January 2005, the network reached approximately 50 million U.S. subscribers as of December 31, 2007.

•  Military Channel salutes the sacrifices made by our men and women in uniform with real stories and access to a world of human drama, strategic innovation and long-held traditions.

•  Original programming includes Weaponology and Showdown: Air Combat.

•  Target viewers are men 35-64.

FitTV

•  Acquired by Discovery in June 2001, FitTV reached approximately 43 million U.S. subscribers as of December 31, 2007.

•  FitTV is designed to inspire viewers to improve their fitness and well-being on their terms.

•  Programming features experts and entertaining shows that help people learn how to incorporate fitness into their daily lives.

•  Target viewers are adults 25-54.

HD Theater

•  Launched in June 2002, HD Theater reached approximately 11 million U.S. subscribers as of December 31, 2007.

•  HD Theater was one of the first nationwide 24-hour-a-day, 7-day-a-week high definition networks in the U.S. offering compelling, real-world content including adventure, nature, world culture, technology and engineering programming.

•  Programming highlights on HD Theater include Risk Takers, Equator and the critically acclaimed Sunrise Earth. In addition, HD Theater offers “motorized” HD content including upcoming live muscle car auctions with Mecum Auto Auctions.

•  Target viewers are adults 25-54, particularly men.

Discovery’s U.S. networks are wholly owned by Discovery except for (1) Animal Planet, which is co-owned with DHC (10%) and Advance/Newhouse (5%) and (2) OWN Network, which would be a 50-50 joint venture between Discovery and Harpo, Inc.

Discovery networks U.S. also includes Discovery’s digital media businesses in the United States, which feature three main components: (1) organic channel websites such as Discovery.com, TLC.com and AnimalPlanet.com and acquired assets including HowStuffWorks.com, TreeHugger.com and Petfinder.com; (2) Discovery Mobile, Discovery’s mobile video service; and (3) Discovery on-demand, a free on demand service featuring content from across Discovery’s stable of U.S. networks.

Discovery’s digital media business is an increasingly important part of Discovery’s business, given the broad cross-platform sales and promotional opportunities with Discovery’s television networks and the reach of the websites themselves, coupled with the economies realized through programs that can be produced once and used often in both long- and short-term formats across multiple platforms.

The U.S. Internet traffic data set forth herein is according to Omniture, Inc. Discovery’s digital assets include:

Discovery.com

•  This flagship website is the official website for Discovery Channel and was relaunched in 2007 to feature more robust content, including a new media player, increased video clips and new search tools.

•  Discovery.com attracted an average of more than three million unique visitors per month in 2007.

•  Discovery is enhancing its other vertical sites (e.g. TLC.com, AnimalPlanet.com) to feature more robust content, a new media player, increased video clips and new search tools in order to move beyond being promotional vehicles for Discovery’s television networks and focus on visitor growth, engagement and improved monetization.

•  Discovery’s vertical sites attracted an average of more than 12 million unique visitors per month in 2007.

HowStuffWorks.com

•  Acquired in December 2007, HowStuffWorks.com is an award-winning online source of high-quality, unbiased and easy-to-understand explanations of how the world actually works.

•  HowStuffWorks.com provides a high-profile platform for promoting and distributing Discovery’s extensive library of programming content and for developing advertising opportunities from the additional Discovery video content on this platform. Discovery believes that the mission alignment between Discovery and HowStuffWorks.com will allow for cross promotion and cross selling opportunities across multiple platforms.

•  HowStuffWorks.com attracted an average of more than 10 million unique visitors per month in 2007.

TreeHugger.com

•  Acquired by Discovery in August 2007, TreeHugger.com is an eco-lifestyle web site that complements the pending debut of the Planet Green television network. Together, TreeHugger.com and PlanetGreen.com will provide consumers with a multi-platform offering across topics and issues around the environment and sustainable development.

•  TreeHugger.com attracted an average of more than one million unique visitors per month in 2007.

•  Discovery has also launched companion website PlanetGreen.com with a focus on community action oriented content.

Petfinder.com

•  Acquired in November 2006, Petfinder.com provides an additional promotional platform for the Animal Planet brand.

•  Over 260,000 homeless pets in over 11,000 animal placement organizations across North America have their own homepages on Petfinder.com, the oldest and largest searchable directory of adoptable pets on the web.

•  Petfinder.com attracted an average of more than 3.5 million unique visitors per month in 2007.

Discovery networks U.S. also has distribution arrangements with the majority of mobile carriers in the U.S. to provide unique made-for-mobile short-form content and long-form episodes of popular titles on mobile devices. Discovery’s video-on-demand service is distributed across most major U.S. affiliates, offering a selection of full-length programming such as Discovery Channel’s Mythbusters and Deadliest Catch.

Discovery Networks International

Reaching approximately 810 million cumulative subscribers (as defined below) in over 170 countries outside the U.S as of December 31, 2007, Discovery networks international operates one of the most extensive international television businesses in the media industry and executes a localization strategy by offering customized programming and in-market schedules via more than 100 unique distribution feeds and 35 languages. Discovery networks international encompasses five regional operations covering all major foreign cable and satellite markets, including Asia-Pacific, India, Latin America, the UK and EMEA (Europe, the Middle East and Africa), and has more than 25 international offices with regional headquarters located in Singapore, New Delhi, Miami and London.

International subscriber statistics are derived from internal data review coupled with external sources when available. As used herein, an “international subscriber” is a single household that receives the applicable Discovery network or programming service from its cable, satellite or other television provider, including those who receive Discovery networks from pay-television providers without charge pursuant to various pricing plans that include free periods and/or free carriage. The term “cumulative subscribers” outside the U.S. refers to the collective sum of the total number of international subscribers to each of Discovery’s networks or programming services outside of the U.S. By way of example, two international households that each receive five Discovery networks from their cable provider represent 10 cumulative subscribers outside the U.S. Cumulative subscribers outside the U.S. include subscriptions for branded programming blocks in China, which are generally provided without charge to third-party channels and represented approximately 280 million cumulative subscribers outside the U.S. as of December 31, 2007.

Discovery’s international networks are wholly owned by Discovery except (1) the international Animal Planet channels which are generally 50-50 joint ventures with the BBC, (2) People+Arts which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland which operate as joint ventures with strategic local partners and which are not consolidated in Discovery’s financial statements but whose subscribers are included in Discovery’s international cumulative subscribers. Pursuant to the terms of the Animal Planet international joint ventures, BBC has the right, subject to certain conditions, to cause Discovery to acquire BBC’s interest in these joint ventures. Pursuant to the terms of the People + Arts joint venture, BBC has the right, subject to certain conditions, to cause Discovery to either acquire BBC’s interest in, or sell to the BBC Discovery’s interest in, this joint venture. Certain preliminary steps have been taken with respect to the exercise by BBC of its rights; however, we cannot assure you whether the conditions to the exercise of either or both of these rights will be satisfied or if they are satisfied whether BBC will exercise either or both of these rights.

Led by flagship brand Discovery Channel, Discovery networks international distributes 16 network entertainment brands, including:

Discovery Channel

•  Launched internationally in 1989, Discovery Channel reached approximately 240 million international subscribers in more than 170 countries as of December 31, 2007.

•  Discovery Channel’s international programming includes documentaries, docudramas and reality formats covering a wide range of topics and themes, including human adventure and exploration, engineering, science, history and world culture.

Animal Planet

•  Launched internationally in 1997, Animal Planet reached approximately 210 million international subscribers in over 160 countries as of December 31, 2007.

•  Animal Planet is dedicated to mankind’s fascination with the creatures that share our world, featuring programs such as Meerkat Manor, Unearthed and Lemur Street.

•  The international Animal Planet channels are generally a 50-50 joint venture with the BBC.

Discovery Lifestyle Networks • Launched beginning in 1998, Discovery Lifestyle Networks reached approximately 213 million international subscribers in over 90 countries as of December 31, 2007.

•  Discovery Lifestyle Networks is a global portfolio of three lifestyle brands offering inspirational content that encourages viewers to pursue unique interests and experiences: Discovery Travel & Living, Discovery Home & Health and Discovery Real Time.

•  Discovery Travel & Living provides a mix of lifestyle programming on travel, food, design and décor. Discovery Home & Health provides relevant and practical programming on relationships, babies, beauty and wellbeing. Discovery Real Time features practical and motivating programming on how to make the most of free time.

Discovery Science

•  Launched internationally in 1998, Discovery Science reached approximately 29 million international subscribers in over 60 countries as of December 31, 2007.

•  Discovery Science uncovers fascinating clues to the questions that have eluded us for centuries and reveals life’s greatest mysteries and smallest wonders.

Discovery Kids.

•  Launched internationally in 1997, Discovery Kids reached approximately 21 million international subscribers in over 25 countries across Latin America, the Carribean and Canada as of December 31, 2007.

•  Discovery Kids provides a unique environment that nurtures children’s curiosity using characters and stories, enabling them to relate to real-life experiences.

Discovery HD.

•  Launched internationally in 2005, Discovery HD reached subscribers in 15 countries as of December 31, 2007.

•  Discovery HD showcases dynamic content from Discovery’s library of thousands of hours of visually compelling HD footage including Discovery Atlas.

People+Arts.

•  Launched in 1997, People+Arts reached approximately 20 million international subscribers in Latin America, Spain and Portugal as of December 31, 2007.

•  People+Arts is the entertainment network from the BBC and Discovery that explores the complete range of human emotions, with engaging storytelling that is moving, unexpected and authentic.

•  People + Arts is a 50-50 joint venture with the BBC.

DMAX Germany.

•  Launched in Germany in 2006, DMAX reached approximately 27 million homes in Germany as of December 31, 2007.

•  DMAX is a free-to-air service which has broad distribution. DMAX generates only advertising revenue, offering a broad range of original content from Germany and around the world including documentaries, talk shows and reality-based series.

Discovery networks international also includes the following television channels: Discovery Civilization, Discovery Geschichte, Discovery Historia, Discovery Knowledge, Discovery Turbo, and DMAX UK.

The following Spanish-language networks are distributed to U.S. subscribers, but are operated by and included as part of Discovery networks international for financial reporting and management purposes:

Discovery en Español.

•  Launched in the U.S. in June 1998, Discovery en Español reached approximately eight million U.S. subscribers as of December 31, 2007.

•  Discovery en Español is a non-fiction network delivering content that stimulates, informs and empowers, giving viewers a fascinating look at the incredible and often surprising world from an Hispanic perspective.

•  Discovery en Español is designed to give viewers more of the programming they enjoy including original programming developed specifically for Spanish-speaking audiences.

•  Target viewers are adults 18-49, particularly men.

Discovery Familia.

•  Launched in the U.S. in August 2007, Discovery Familia reached approximately one million U.S. subscribers as of December 31, 2007.

•  Discovery Familia is Discovery’s Spanish-language network dedicated to bringing the best educational and entertaining, family-oriented programming to kids and families.

•  Target viewers are Hispanic children, women and families.

Discovery networks international also operates Antenna Audio which was acquired by Discovery in 2006, and is a leading provider of audio and multimedia tours to museums, exhibitions, historic sites and visitor attractions around the world. Each year, more than 20 million visitors purchase Antenna Audio’s tours in 12 languages across 20 countries at approximately 450 of the world’s most famous, fascinating and frequented locations, including museums such as the Metropolitan Museum of Art, the Musée du Louvre and Tate; historic and cultural sites including Graceland, Château de Versailles and Alcatraz; and popular destinations such as the Statue of Liberty and Yosemite National Park.

Discovery networks international’s digital business is in its early stages of development. Discovery’s international websites currently function as marketing vehicles for the network brands. Discovery networks international also operates a program sales business pursuant to which it sells programming internationally and a licensing business pursuant to which it licenses its brands for consumer products internationally.

Discovery Commerce and Education

Discovery Commerce

Discovery commerce represents an additional revenue stream for Discovery. It also plays an important role in support of Discovery’s overall strategic objectives by driving consumers to Discovery’s television and online properties and instilling viewer loyalty. In 2007, as part of a company-wide strategic review, Discovery made the decision to discontinue its brick-and-mortar retail stores and instead focus on exploiting its on-air brands and increasing the reach of its products through its e-commerce platform and licensing arrangements. In the third quarter of 2007, Discovery completed the closing of its 103 mall-based and stand-alone Discovery Channel stores.

The division’s platforms now include an e-commerce business, seasonal catalogs and domestic licensing business:

•	Discoverystore.com is an e-commerce site where customers can shop for a large assortment of proprietary Discovery merchandise and other products. Discoverystore.com logged more than 12 million unique visitors in 2007. Discoverystore.com also reaches consumers through relationships with leading e-commerce sites such as Amazon.com.

•	The Discovery Channel Store Catalog is distributed to over nine million consumers annually and highlights a selection of proprietary and other products for the whole family. The catalog is a highly targeted marketing and branding tool driving online and phone sales. It also adds value as a cross promotional vehicle for network and corporate initiatives.

•	Domestic Licensing has agreements with key manufacturers and retailers, including JAKKS, Activision, and others to develop long-term, strategic programs that translate Discovery’s network brands and signature properties into an array of merchandising opportunities. From Animal Planet toy and pet products, Mythbusters books, DVDs and calendars to Miami Ink apparel and accessories, domestic licensing develops products that capture the look and feel of Discovery’s core brands and programs.

Discovery Education

Discovery education provides video-based broadband educational content through subscription services to public and private K-12 schools serving over one million teachers nationwide. Discovery’s flagship educational service, Discovery Education streaming, is an online video-on-demand teaching service that features 4,000 digital videos and 40,000 content specific video clips correlated to state K-12 curriculum standards.

Discovery education also publishes and distributes content on DVD, VHS, and CD-ROM through catalogs, an online teacher store, and a network of distributors. Discovery education also participates in licensing and sponsorship programs with corporate partners and supports Discovery’s digital initiatives by providing educational content in multiple formats that meet the needs of teachers and students.

Content Development

Discovery’s content development strategy is designed to increase viewership, maintain innovation and quality leadership, and provide value for its distributors and advertising customers. Discovery’s production agreements fall into three categories: commissions, co-productions and acquisitions. Commissions refer to programming for which Discovery generally owns most or all rights for at least 10 years and, in exchange for paying for all production costs, retains all editorial control. Co-productions refer to programs where Discovery retains significant (but more limited) rights to exploit the programs. The rights package retained by Discovery is generally in proportion to the portion of the total project costs covered by Discovery, which generally ranges from 25-70% of the total project cost. Co-productions are typically high-cost projects for which neither Discovery nor its co-producers wish to bear the entire cost or productions in which the producer has already taken on an international broadcast partner. Acquisitions are license agreements for films or series that have already been produced.

As revenue and network distribution grows, Discovery’s program mix matures from acquired content to sharing in co-productions to full commissions. To minimize programming expense in the early stages, as an audience base begins to form, acquired programming is used to a greater extent and repeated frequently. The transition from acquired content provides for more customized use of programming for individual networks and broader rights for re-use on television networks and new platforms.

Discovery sources content from a wide range of producers, building long-standing relationships with some of the world’s leading non-fiction production companies as well as consistently developing and encouraging young independent producers. Discovery also has long-term relationships with some of the world’s most significant non-fiction program producers, including the British Broadcasting Corporation.

The programming schedule on Discovery’s most widely distributed networks is mostly a mix of high-cost “special event” programming combined with miniseries and regular series. Large-scale programming events such as Planet Earth, Nefertiti Resurrected, Walking With Cavemen and Blue Planet bring brand prestige, favorable media coverage and substantial cross-promotional opportunities for other content platforms. Given the success of these global programming “tent-poles,” Discovery will continue to invest in a mix of programs that have the potential to draw larger audiences while also increasing the investment in regularly scheduled series. Brand-defining series such as Mythbusters, Dirty Jobs, Deadliest Catch, What Not To Wear, Man Vs Wild, John And Kate Plus 8 and Little People, Big World bring predictability to the schedule, increase repeat viewership and channel loyalty, and create new sub-brands that can be exploited and monetized across other platforms and around the world.

Discovery has an extensive library of over 100,000 hours of programming and footage that provides a high-quality source of programming for debuting new services quickly without significant incremental spending. For example, Discovery was able to exploit the “long-tail” popularity of its extensive non-fiction library of forensics and investigation programming to debut the re-branded Investigation Discovery channel in January 2008. Programming can be re-edited and updated to provide topical versions of subject matter in a cost-effective manner. Library development also provides a mechanism to share program ideas around the world and repurpose for display on new digital and mobile platforms.

Sources of Revenue

Discovery earns revenue principally from (1) the receipt of affiliate fees from the global delivery of non-fiction programming pursuant to affiliation agreements with cable television operators, direct-to-home satellite operators and other distributors, (2) advertising sales on its television networks and websites and (3) product and subscription sales in the commerce and education businesses. No single customer represented more than 10% of Discovery’s consolidated revenue for the year ended December 31, 2007.

Distribution Revenue

Distribution revenue represented 47% of Discovery’s consolidated total revenue in 2007. Distribution revenue in the U.S. represented 44% of U.S. networks revenue, and international distribution fees represented 60% of international networks revenue in 2007. Distribution revenue is generated through affiliation agreements with cable, satellite and other television distributors, which have a typical term of 3-7 years. These affiliation agreements generally provide for the level of carriage Discovery’s networks will receive, such as channel placement and package inclusion (whether on more widely distributed, broader packages or lesser-distributed, specialized packages), and for payment of a fee to Discovery based on the numbers of subscribers that receive its networks. Upon the launch of a new channel, Discovery may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Discovery has long-term contracts with distributors representing most cable and satellite operators around the world, including the largest operators in the U.S. and major international distributors. In the U.S., 90% of distribution revenue comes from the top eight distributors, with whom Discovery has agreements that expire at various times beginning in 2008 through 2014. In 2008, Discovery will enter negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its domestic subscribers. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on Discovery’s results of operations and financial position. Outside of the U.S., Discovery has agreements with numerous distributors with no individual agreement representing more than 10% of Discovery’s international distribution revenue.

Advertising Revenue

Advertising revenue comprised 43% of Discovery’s consolidated total revenue in 2007. Advertising revenue in the U.S. represented 51% of U.S. networks revenue, and international advertising revenue represented 32% of international networks revenue in 2007. Discovery typically builds network brands by securing as broad a subscriber base as possible. After obtaining sufficient distribution to provide an attractive platform for advertising, Discovery increases its investment in programming and marketing to build audience share and drive strong ratings performance in order to increase advertising sales opportunities. Advertising revenue generated by each program service depends on the number of subscribers receiving the service, viewership demographics, the brand appeal of the network and ratings as determined by third-party research companies such as The Nielsen Company. Revenue from advertising is subject to seasonality and market-based variations. Advertising revenue is typically highest in the second and fourth quarters. Revenue can also fluctuate due to the popularity of particular programs and viewership ratings. In some cases, advertising sales are subject to ratings guarantees requiring Discovery to provide additional advertising time or refunds if the guarantees are not met.

Discovery sells advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming season, and by buying in advance, often receive discounted rates. In the scatter market, advertisers buy advertising time close to the time when the ads will be run, and often pay a premium. The mix between the upfront and scatter markets is based upon a number of factors such as pricing, demand for advertising time and economic conditions.

The company’s two flagship networks, Discovery Channel and TLC, target key demographics that have historically been considered attractive to advertisers, notably viewers in the 18-54 age range who are viewed as having significant spending power. The Discovery Channel’s target audience skews toward male viewers, while TLC targets female viewers, providing a healthy gender balance in Discovery’s portfolio for distribution and advertising clients.

Discovery benefits by having a portfolio of networks appealing to a broad range of demographics. This allows Discovery to create advertising packages that exploit the strength of its large networks to benefit smaller niche or targeted networks and networks on digital tiers. Utilizing the strength of its diverse networks, coupled with its online and digital platforms, Discovery seeks to create innovative programming initiatives and multifaceted campaigns for the benefit of a wide variety of companies and organizations who desire to reach key audience demographics unique to each network. Discovery delivers customized, integrated marketing campaigns to clients worldwide by catering to the special needs of multi-regional advertisers who are looking for integrated campaigns that move beyond traditional spot advertising to include sponsorships, product placements and other opportunities.

Discovery also generates advertising revenue from its websites. Discovery sells advertising on its websites both on a stand-alone basis and as part of advertising packages with its television networks.

Commerce and Education Revenue

Discovery commerce and education derives revenue principally from the sale of products online and through its catalogs, licensing royalties and subscriptions to its educational streaming services. As part of its commerce business, Discovery has a domestic consumer products licensing business which licenses Discovery’s brands in connection with merchandise, videogames and publishing. Discovery is generally paid a royalty based upon a percentage of its licensees’ wholesale revenues, with an advance against future expected royalties. As part of its strategic reorganization described above, Discovery closed its 103 retail stores in 2007.

E-commerce and catalog sales are highly seasonal with a majority of the sales occurring in the fourth quarter due to the holiday season. Licensing revenue may vary from period to period depending upon the popularity of the properties available for license and the popularity of licensed products in a particular period. Subscription sales to Discovery’s educational streaming services are primarily sold at the beginning of each school year as school budgets are appropriated and approved. The revenue derived from the subscription agreements are generally recognized over the school year. Discovery education also provides products that are sold throughout the school year. In 2007, revenue from e-commerce and catalog sales (excluding sales from Discovery’s retail stores which were closed in 2007), licensing and education subscriptions was 54%, 5% and 27%, respectively, of total revenue for Discovery commerce and education.

Operating Expenditures

Discovery’s principal operating costs consist of programming expense, sales and marketing expense, personnel expense and general and administrative expenses. Content amortization expense is Discovery’s largest category, representing 35% of Discovery’s 2007 consolidated operating expenses, as investment in maintaining high-quality editorial and production values is a key differentiator for Discovery content. In connection with creating original content, Discovery incurs production costs associated with acquiring new show concepts and retaining creative talent, including actors, writers and producers. Discovery also incurs higher production costs when filming in HD versus standard definition. Discovery incurs sales and marketing expense to promote brand recognition and to secure quality distribution channels worldwide.

Discovery Limited Liability Company Agreement

A subsidiary of ours, together with Advance/Newhouse and John Hendricks, the founder and Chairman of Discovery, are parties to a Limited Liability Company Agreement. We own 66 2/3% and Advance/Newhouse owns 33 1/3% of Discovery. Mr. Hendricks is the record holder of one membership interest of Discovery; however, Mr. Hendricks cannot transfer this interest, the interest is subject to an irrevocable proxy in favor of Advance/Newhouse and the interest is subject to a call arrangement pursuant to which Advance/Newhouse can purchase the interest. Accordingly, we treat such interest as being owned by Advance/Newhouse for purposes of Advance/Newhouse’s percentage ownership of Discovery as described in this Annual Report. The Limited Liability Company Agreement provides that a number of decisions affecting Discovery, such as, among other things, a decision to effect a fundamental change in its business, a merger or other business combination, issuance of Discovery’s equity securities, approval of transactions between Discovery, on the one hand, and any of its stockholders, on the other hand, and adoption of Discovery’s annual business plan or payment of any distributions on the membership interests must be approved by the holders of 80% of its outstanding membership interests. Because we own 66 2/3% and Advance/Newhouse owns 33 1/3% of Discovery, either one of us may block Discovery from taking any action that requires 80% approval.

The Limited Liability Company Agreement also restricts, subject to certain exceptions, the ability of a member to transfer its membership interests in Discovery to a third party. Any such proposed transfer is subject to a pro rata right of first refusal in favor of the other member. If all of the offered membership interests are not purchased by the other member, then the selling member may sell all of the offered membership interests to the third party that originally offered to purchase such interests at the same price and on the same terms, provided that such third party agrees to be bound by the restrictions contained in the Limited Liability Company Agreement.

The Limited Liability Company Agreement also prohibits Advance/Newhouse and our company from starting, or acquiring a majority of the voting power of, a basic programming service carried in the United States that consists primarily of documentary, science and nature programming, subject to certain exceptions.

In connection with our spin off from Liberty, Liberty contributed to us 100% of an entity that owns a 10% interest in the Animal Planet limited partnership. Our partners in this entity include Discovery and Advance/Newhouse. The Limited Liability Company Agreement prohibits us from selling, transferring or otherwise disposing of either of the subsidiaries that hold the Discovery interest or Animal Planet interest, respectively, unless, after such transaction, such subsidiaries are controlled by the same person or entity.

The foregoing summary of the Discovery Limited Liability Agreement is qualified by reference to the full text of the agreement and amendments.

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

Discovery

Discovery’s businesses are subject to and affected by regulations of U.S. federal, state and local government authorities, and Discovery’s international operations are subject to laws and regulations of local countries and international bodies such as the European Union. The rules, regulations, policies and procedures affecting Discovery’s businesses are constantly subject to change. These descriptions are summary in nature and do not purport to describe all present and proposed laws and regulations affecting Discovery’s businesses.

MVPD Programming

The FCC’s Program Access Rules prevent a cable programming vendor in which a cable operator has an “attributable” ownership interest under FCC rules from entering into exclusive contracts for programming with a cable operator and from discriminating among competing Multi-Channel Video Programming Distributors (“MVPDs”) in the price, terms and conditions for the sale or delivery of programming. These rules also permit MVPDs to initiate complaints to the FCC against program suppliers if an MVPD is unable to obtain rights to programming on nondiscriminatory terms. The FCC recently voted to extend the Program Access Rules exclusivity ban for an additional five years, and has proposed other changes that would increase the rights of MVPDs. Discovery is currently subject to the Program Access Rules because: (a) Advance/Newhouse, which operates cable systems, holds an attributable interest in Discovery under the FCC’s rules on ownership interests; and (b) Mr. John Malone, who holds an attributable interest in Discovery through Discovery Holding Company, also holds an attributable interest in a company whose subsidiary operates a cable television system. Another company in which Mr. Malone holds an attributable interest and serves as Chairman of the Board, Liberty Media Corporation, has applied to acquire de facto control of DirecTV, a direct broadcast satellite provider. When de facto control of DirecTV was acquired by a subsidiary of News Corporation, the FCC imposed program access conditions on certain of the programming networks affiliated with News Corporation that are similar to the Program Access Rules, but also gave MVPDs the right to enter into commercial arbitration to resolve impasses over certain programming agreements relating to regional sports networks and the signals of local broadcast television stations owned and operated by News Corporation. In its application to acquire de facto control of DirecTV, Liberty Media stated that it would agree to be bound by the program access conditions previously imposed upon News Corporation. Whether the FCC will impose those conditions, other conditions, or additional conditions, and how Discovery will be affected, is not yet known.

À la Carte Programming and Unbundling Proposals

The FCC has initiated proceedings inquiring about its authority to require MVPD programming to be provided to subscribers on an à la carte basis, which would require them to be sold as individual channels rather than as part of program tiers. It also has proposed that program vendors be required to sell programming to MVPDs on an unbundled basis, so that programming vendors like Discovery would be precluded from requiring MVPDs to take a basket of program channels. Members of Congress also have indicated an interest in enabling legislation to achieve these same goals.

Must Carry and Leased Access

The Cable Act of 1992 imposed “must carry” regulations on cable systems, requiring them to carry the signals of local broadcast television stations. The scope of the must carry rules has since been extended to direct broadcast satellite systems. The FCC recently adopted an order requiring most cable systems, following the anticipated end of analog television broadcasting in February 2009, to carry the digital signals of local television stations and to carry the same signal in an analog format. The FCC also has under consideration a proposal to require carriage by cable systems of additional program streams (“multicast programming”) transmitted by broadcast television stations. The FCC in November 2007 announced that it will require cable operators to provide independent programmers with leased capacity at rates below those now prevailing. In June 2007, the FCC released a notice of proposed rulemaking considering changes to its program carriage rules, which govern carriage disputes between programmers and distributors. Changes to these rules could affect the terms under which Discovery’s services are distributed

Children’s Programming

FCC rules limit the amount and content of commercial matter that may be shown on cable channels during programs designed for children 12 years of age or younger. Additionally, new rules, which became effective in 2007, restrict the ability of programmers to display website addresses during children’s programming unless those websites meet certain criteria designed to limit exposure to commercial matter. The FCC and other policymakers are examining other issues that could affect advertising during programming designed for children.

Regulation of the Internet

Discovery operates several internet websites which Discovery uses to distribute information about and supplement Discovery’s programs and to offer consumers the opportunity to purchase consumer products and services. Internet services are now subject to regulation in the United States relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Protection Act (COPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal and state laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services. In addition, to the extent Discovery offers products and services to online consumers outside the United States, the laws and regulations of foreign jurisdictions, including, without limitation, consumer protection, privacy, advertising, data retention, intellectual property, and content limitations, may impose additional compliance obligations on Discovery.

COMPETITION

The entertainment and media services industry is highly competitive, with much of the competition centered in Los Angeles, California, the largest and most competitive market, particularly for domestic television and feature film production as well as for the management of content libraries. We expect that competition will increase as a result of industry consolidation and alliances, as well as from the emergence of new competitors. In particular, major motion picture studios such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros. Entertainment, while Ascent Media’s customers, can perform similar services in-house with substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. These studios may also outsource their requirements to other independent providers like us or to other studios. Other major competitors of Ascent Media include: Thomson, a French corporation, particularly under its Technicolor brand; Kodak, through its Laser Pacific division; Deluxe Entertainment Services; and DG FastChannel, Inc. Ascent Media also actively competes with certain industry participants that have a unique operating niche or specialty business. There is no assurance that Ascent Media will be able to compete effectively against these competitors. Ascent Media’s management believes that important competitive factors include the range of services offered, reputation for quality and innovation, pricing and long-term relationships with customers.

Cable and satellite network programming is a highly competitive business in the United States and worldwide. Discovery’s cable and satellite networks and websites generally compete for advertising revenue with other cable and broadcast television networks, online and mobile outlets, radio programming and print media. Discovery’s networks and websites also compete for their target audiences with all forms of programming and other media provided to viewers, including broadcast networks, local over-the-air television stations, competitors’ pay and basic cable television networks, pay-per-view and video-on-demand services, online activities and other forms of news, information and entertainment. Discovery’s networks also compete with other television networks for distribution and affiliate fees derived from distribution agreements with cable television operators, satellite operators and other distributors. The Discovery commerce and education division also operates in highly competitive industries with Discovery’s e-commerce and catalogue business competing with brick and mortar and online retailers and Discovery’s education business competing with other providers of educational products to schools, including providers with long-standing relationships, such as Scholastic.

EMPLOYEES

We currently have no corporate employees. Liberty provides us with certain management and administrative services pursuant to a services agreement, which includes the services of our executive officers some of whom remain executive officers of Liberty.

As of December 31, 2007, Ascent Media had approximately 3,900 employees, most of which worked on a full-time basis. Approximately 2,900 of Ascent Media’s employees were employed in the United States, with the remaining 1,000 employed outside the United States, principally in the United Kingdom and the Republic of Singapore. Approximately 450 of Ascent Media’s employees belong to either the International Alliance of Theatrical Stage Employees in the United States or the Broadcasting Entertainment Cinematograph and Theatre Union in the United Kingdom.

As of December 31, 2007, Discovery had approximately 3,600 employees. None of Discovery’s employees is subject to a collective bargaining agreement.

INTELLECTUAL PROPERTY

Discovery’s intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds.

Discovery is fundamentally a content company and the protection of its brands and content are of primary importance. To protect Discovery’s intellectual property assets, Discovery relies upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes and laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of Discovery’s products and services and related intellectual property is often difficult and the steps taken may not always prevent the infringement by unauthorized third parties of Discovery’s intellectual property. Discovery seeks to limit that threat through a combination of approaches.

Third parties may challenge the validity or scope of Discovery’s intellectual property from time to time, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on Discovery’s operations. In addition, piracy, including in the digital environment, continues to present a threat to revenues from products and services based on intellectual property.

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

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Discovery Holding Company, 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (866) 876-0461.

The information contained on our website is not part of this Annual Report and is not incorporated by reference herein.

Item 1A.	Risk Factors.

An investment in our common stock involves risk. You should carefully consider the risks described below, together with all of the other information included in this annual report in evaluating our company and our common stock. Any of the following risks, if realized, could have a material adverse effect on the value of our common stock.

Risk Factors Relating to the Ownership of our Common Stock

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

We do not have access to the cash that Discovery generates from its operating activities.  Discovery generated approximately $242 million, $480 million and $69 million of cash from its operations during the years ended December 31, 2007, 2006 and 2005, respectively. Discovery uses the cash it generates from its operations to fund its investing activities and to service its debt and other financing obligations. We do not have access to the cash that Discovery generates unless Discovery makes a distribution with respect to its membership interests payable in cash, redeems any or all of its outstanding membership interests for cash or makes other payments or advances to its members. Prior to May 14, 2007, DCI did not pay any dividends on its capital stock, and since that date, Discovery has not made any distributions to its members, and instead has used all of its available cash in the expansion of its business and to service its debt obligations. Covenants in Discovery’s existing debt instruments also restrict the payment of dividends and cash distributions to members. We expect that Discovery will continue to apply its available cash to the expansion of its business. We do not currently have sufficient voting control to cause Discovery to make distributions, payments or advances to its members, or otherwise provide us access to Discovery’s cash.

We have limited operating history as a separate company upon which you can evaluate our performance.  We became a separate public company on July 21, 2005, the effective date of our spin off to Liberty’s shareholders. The historical financial information included in this annual report for periods prior to our existence may not necessarily be representative of our results as a separate company. There can be no assurance that our business strategy will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

We do not have the right to manage Discovery, which means we cannot cause Discovery to operate in a manner that is favorable to us.  Discovery is managed by its members rather than a board of directors. Generally, all significant actions to be taken by Discovery require the approval of the holders of a majority of Discovery’s membership interests. However, pursuant to a Limited Liability Company Agreement, the taking of certain actions (including, among other things, a merger of Discovery, or the issuance of additional membership interests in Discovery or approval of annual business plans) requires the approval of the holders of at least 80% of Discovery’s membership interests. Although our status as a 66 2/3% member of Discovery enables us to exercise influence over the management and policies of Discovery, such status does not enable us to cause any actions to be taken. Advance/Newhouse holds a 33 1/3% interest in Discovery, which ownership interest enables them to prevent Discovery from taking actions requiring 80% approval. Even if the proposed transaction with Advance/Newhouse is completed, the terms of the preferred stock they would receive is expected to provide them with similar blocking rights.

The liquidity and value of our interest in Discovery may be adversely affected by a Limited Liability Company Agreement to which we are a party.  Our 66 2/3% interest in Discovery is subject to the terms of a Limited Liability Company Agreement among the holders of Discovery membership interests. Among other things, the Limited Liability Company Agreement restricts our ability to directly sell or transfer our interest in Discovery or to borrow against its value. These restrictions impair the liquidity of our interest in Discovery.

We do not have the ability to require Advance/Newhouse to sell its interest in Discovery to us, nor does it have the ability to require us to sell our interest to Advance/Newhouse. We and Advance/Newhouse have announced our intention to effect a restructuring of our respective interests pursuant to which Discovery would be 100% owned by a new holding company. No assurance can be made that this transaction will be completed on the terms contemplated or at all. If the transaction is not completed, the current governance relationships affecting Discovery and our liquidity in Discovery may continue indefinitely.

Because we do not control the business management practices of Discovery, we rely on Discovery for the financial information that we use in accounting for our ownership interest in Discovery.  We account for our 66 2/3% membership interest in Discovery using the equity method of accounting and, accordingly, in our financial statements we record our share of Discovery’s net income or loss. Because we do not control Discovery’s decision-making process or business management practices, within the meaning of U.S. accounting rules, we rely on Discovery to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We have entered into an agreement with Discovery regarding the use by us of certain information regarding Discovery in connection with our financial reporting and disclosure requirements as a public company. However, such agreement limits the public disclosure by us of certain non-public information regarding Discovery (other than specified historical financial information), and also restricts our ability to enforce the agreement against Discovery with a lawsuit seeking monetary damages, in the absence of gross negligence, reckless conduct or willful misconduct on the part of Discovery. In addition, we cannot change the way in which Discovery reports its financial results or require Discovery to change its internal controls over financial reporting.

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

We have overlapping directors and management with Liberty and Liberty Global, Inc., which may lead to conflicting interests.  Five of our six executive officers also serve as executive officers of Liberty and one of our executive officers serves as an executive officer of Liberty Global, Inc., or LGI. LGI is an independent, publicly traded company, which was formed in connection with the business combination between UnitedGlobalCom, Inc. and Liberty Media International, Inc., or LMI. All of the shares of LMI were distributed by Liberty to its shareholders in June 2004. LGI is the largest international cable operator based on number of subscribers as of September 30, 2007. Our board of directors includes persons who are members of the board of directors of Liberty and/or LGI. We do not own any interest in Liberty or LGI, and to our knowledge Liberty and LGI do not own any interest in us. The executive officers and the members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty and/or LGI have fiduciary duties to such company’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting each company. For example, there may be the potential for a conflict of interest when we, Liberty or LGI look at acquisitions and other corporate opportunities that may be suitable for each of us. Moreover, most of our directors and officers continue to own Liberty and/or LGI stock and options to purchase Liberty and/or LGI stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for our company and Liberty or LGI. From time to time, Liberty or LGI or their respective affiliates may enter into transactions with us or our subsidiaries or other affiliates, such as affiliation agreements relating to the distribution of Discovery’s international networks. Although the terms of any such transactions or agreements will be established based upon negotiations between employees of the companies involved, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as would be the case where the parties are completely at arms’ length.

We and Liberty or LGI may compete for business opportunities.  Liberty and LGI each own interests in various U.S. and international programming companies that have subsidiaries or controlled affiliates that own or operate domestic or foreign programming services that may compete with the programming services offered by our businesses. LGI is also the largest cable operator outside the U.S. We have no rights in respect of U.S. or international programming opportunities developed by or presented to the subsidiaries or controlled affiliates of Liberty or LGI, and the pursuit of these opportunities by such subsidiaries or affiliates may adversely affect the interests of our company and its shareholders. We also have no special rights in respect to programming distribution on LGI’s cable systems outside the scope of an arms-length affiliation agreement. In addition, a subsidiary of LGI operates a playout facility that competes with Ascent Media’s London playout facility, and it is likely that other competitive situations will arise in the future. Because we, Liberty and LGI have some overlapping directors and officers, the pursuit of business opportunities may serve to intensify the conflicts of interest or appearance of conflicts of interest faced by our respective management teams. Our restated certificate of incorporation provides that no director or officer of ours will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to another person or entity (including LMI and LGI) instead of us, or does not refer or communicate information regarding such corporate opportunity to us, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of our company or as a director or officer of any of our subsidiaries, and (y) such opportunity relates to a line of business in which our company or any of our subsidiaries is then directly engaged.

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

Risk Factors Relating to Ascent Media

A loss of any of Ascent Media’s large customers would reduce its revenue.  Although Ascent Media serviced over 3,800 customers during the year ended December 31, 2007, its ten largest customers accounted for approximately 47% of its consolidated revenue. The ten largest customers of the Creative Services group accounted for approximately 47% of the revenue of the Creative Services operating segment during the 2007 fiscal year. The ten largest customers of the Network Services group accounted for approximately 62% of the revenue of the Network Services operating segment during the 2007 fiscal year. The loss of, and failure to replace, any significant portion of the revenue generated from sales to any of Ascent Media’s largest customers could have a material adverse effect on the business of Ascent Media or on the affected operating segment. Creative Services group revenue generated by Ascent Media’s largest customers represent various types of services provided by various facilities within the Creative Services group for multiple points of contact at the corporate customer. Network origination services are generally provided pursuant to contracts, with terms of one to three years, or longer. Ascent Media’s ten largest customers include, among others, the parent companies of six major motion picture studios.

Discovery and its subsidiaries accounted for approximately 6% of Ascent Media’s consolidated revenue, including 15% of Network Services group revenue during 2007. Sales by Ascent Media to Discovery in 2007 consisted primarily of $7.3 million in systems integration projects and $34.5 million in content distribution. Ascent Media provides content distribution services to Discovery primarily in Asia and Europe pursuant to contracts that currently extend to 2010 and 2011, respectively.

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

Because Ascent Media uses third-party satellite and terrestrial connectivity services to provide certain of its creative, media management and network services, a material disruption to such connectivity services could have a negative impact on Ascent Media’s operations.  Ascent Media obtains satellite transponder capacity, fiber-optic capacity and Internet connectivity pursuant to long-term contracts and other arrangements with third-party vendors. Such connectivity services are used in connection with many aspects of Ascent Media’s business, including network origination, teleport services, digital media management, dailies, live remote telecine services, distribution of advertising, syndicated television programming and other content, and various Web-based services and interfaces. Although Ascent Media believes that its arrangements with connectivity suppliers are adequate, disruptions in such services may occur from time to time as a result of technical malfunction, disputes with suppliers, force majeure or other causes. In the event of any such disruption in satellite or terrestrial connectivity service, Ascent Media may incur additional costs to supplement or replace the affected service, and may be required to compensate its own customers for any resulting declines in service levels.

A labor dispute in our client industries may disrupt Ascent Media’s business.  The cost of producing and distributing entertainment programming has increased substantially in recent years due to, among other things, the increasing demands of creative talent and industry-wide collective bargaining agreements.

A significant labor dispute in Ascent Media’s client industries could have a material adverse effect on its business. An industry-wide strike or other job action by or affecting the Writers Guild, Screen Actors Guild or other major entertainment industry union could reduce the supply of original entertainment content, which would in turn, reduce the demand for Ascent Media’s services. An extensive work stoppage would affect feature film production as well as episodic television and commercial production and could have a material adverse effect on the creative services group, including the potential loss of key personnel and the possibility that broadcast and cable networks will seek to reduce the proportion of their schedules devoted to scripted programming.

On November 5, 2007, Writers Guild of America, East and West (“Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike has had a significant adverse effect on the revenue generated by Ascent Media’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials.

On February 10, 2008, the Writers Guild announced that its governing boards had voted to recommend the terms of a proposed new contract with the Alliance of Motion Picture and Television Producers (“AMPTP”) and suspended picketing by the Writers Guild against producers. Members of the Writers Guild voted to end the strike on February 12, 2008. Voting on ratification of the proposed contracts was expected to take place over the following several weeks. There can be no assurances that the proposed contract will be approved by the members of the Writers Guild and AMPTP, respectively. Failure to ratify the proposed contract could result in further strikes or job actions. Even if the contract is approved, the 2007-2008 television season has been significantly affected by the strike. Networks and producers are expected to resume production of some scripted television programming soon.

However, it is expected that some programming will not resume production this season, if at all. Accordingly, the full impact of the strike cannot currently be determined.

The existing contract between the Screen Actors Guild and AMPTP is currently scheduled to expire June 30, 2008.

Changes in technology may limit the competitiveness of and demand for Ascent Media’s services.  The post-production industry is characterized by technological change, evolving customer needs and emerging technical standards, and the data transmission industry is currently saturated with companies providing services similar to Ascent Media’s. Historically, Ascent Media has expended significant amounts of capital to obtain equipment using the latest technology. Obtaining access to any new technologies that may be developed in Ascent Media’s industries will require additional capital expenditures, which may be significant and may have to be incurred in advance of any revenue that may be generated by such new technologies. In addition, the use of some technologies may require third party licenses, which may not be available on commercially reasonable terms. Although we believe that Ascent Media will be able to continue to offer services based on the newest technologies, we cannot assure you that Ascent Media will be able to obtain any of these technologies, that Ascent Media will be able to effectively implement these technologies on a cost-effective or timely basis or that such technologies will not render obsolete Ascent Media’s role as a provider of motion picture and television production services. If Ascent Media’s competitors in the data transmission industry have technology that enables them to provide services that are more reliable, faster, less expensive, reach more customers or have other advantages over the data transmission services Ascent Media provides, then the demand for Ascent Media’s data transmission services may decrease.

While Ascent Media believes that its business methods and technical processes do not infringe upon the proprietary rights of any third parties, there can be no assurances that third parties will not assert infringement claims against Ascent Media.  Ascent Media’s business of providing Creative and Network services is highly dependent upon the technical abilities and knowledge of its personnel and business methods and processes developed by Ascent Media and its subsidiaries and their respective predecessors over time. There can be no assurance that third parties will not bring copyright, trademark infringement or other proprietary rights claims against Ascent Media, or claim that Ascent Media’s use of certain technologies violates a patent. There can be no assurances as to the outcome of any such claims. However, even if these claims are not meritorious, they could be costly and could divert management’s attention from other more productive activities. If it is determined that Ascent Media has infringed upon or misappropriated a third party’s proprietary rights, there can be no assurance that any necessary license or rights could be obtained on terms satisfactory to Ascent Media, if at all. The inability to obtain any such license or rights could result in the incurrence of expenses and changes in the way Ascent Media operates its business.

Loss of key personnel could negatively impact our business.  Our future success depends in large part on the retention, continued service and specific abilities of our key creative, technical and management personnel. A significant percentage of our revenues can be attributed to services that can only be performed by certain highly compensated, specialized employees, and in certain instances, our customers have identified by name those personnel requested to work on such customers’ projects. Competition for highly qualified employees in the entertainment and media services industry is intense and the process of locating and recruiting key creative, technical and management personnel with the combination of skills and abilities required to execute our strategy is time-consuming. We have employment agreements with many of our key creative, technical and management personnel. However, there can be no assurance that we will continue to attract, motivate and retain key personnel, and any inability to do so could negatively impact our business and our ability to grow.

Risk of loss from earthquakes or other catastrophic events could disrupt Ascent Media’s business.  Some of Ascent Media’s purpose-built facilities are located in Southern California, a region known for seismic activity. Due to the extensive amount of specialized equipment incorporated into the specially designed recording and scoring stages, editorial suites, mixing rooms and other post-production facilities, Ascent Media’s operations in this region may not be able to be temporarily relocated to mitigate the impacts of a catastrophic event. Ascent Media carries insurance for property loss and business interruption resulting from such events, including earthquake insurance, subject to deductibles, and has facilities in other geographic locations. Although we believe Ascent Media has adequate insurance coverage relating to damage to its property and the temporary disruption of its business from casualties, and that it could provide services at other geographic locations, there can be no assurance that such insurance and other facilities would be sufficient to cover all of Ascent Media’s costs or damages or Ascent Media’s loss of income resulting from its inability to provide services in Southern California for an extended period of time.

Failure to obtain renewal of FCC licenses could disrupt Ascent Media’s business.  Ascent Media holds licenses, authorizations and registrations from the FCC required for the conduct of its network services business, including earth station and various classes of wireless licenses and an authorization to provide certain services. Most of the FCC licenses held by Ascent Media are for transmit/receive earth stations, which cannot be operated without individual licenses. The licenses for these stations are granted for a period of fifteen years and, while the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that Ascent Media’s licenses will be renewed at their expiration dates. Registration with the FCC, rather than licensing, is required for receiving transmissions from satellites from points within the United States. Ascent Media relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by third parties. Our failure, and the failure of third parties, to obtain renewals of such FCC licenses could disrupt the network services segment of Ascent Media and have a material adverse effect on Ascent Media. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that our businesses will not be adversely affected by future legislation, new regulation, deregulation or court decisions.

Ascent Media operates in an increasingly competitive market, and there is a risk that it may not be able to effectively compete with other providers in the future.  The entertainment and media services and programming businesses in which Ascent Media competes are highly competitive and service-oriented. Ascent Media has few long-term or exclusive service agreements with its creative services customers. Business generation in these markets is based primarily on the reputation of the provider’s creative talent and customer satisfaction with reliability, timeliness, quality and price. The major motion picture studios, which are Ascent Media’s customers, such as Paramount Pictures, Sony Pictures Entertainment, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros. Entertainment, have the capability to perform similar services in-house. These studios also have substantially greater financial resources than Ascent Media’s, and in some cases significant marketing advantages. Thus, depending on the in-house capacity available to some of these studios, a studio may be not only a customer but also a competitor. There are also numerous independent providers of services similar to Ascent Media’s and we actively compete with certain industry participants that have a unique operating niche or specialty business. If there were a significant decline in the number of motion pictures or the amount of original television programming produced, or if the studios or Ascent Media’s other clients either established in-house post-production facilities or significantly expanded their in-house capabilities, Ascent Media’s operations could be materially and adversely affected.

Risk Factors Relating to Discovery

Discovery’s success is dependent upon U.S. and foreign audience acceptance of its programming and other entertainment content which is difficult to predict.  The production and distribution of pay television programs and other entertainment content are inherently risky businesses because the revenue Discovery derives and its ability to distribute its content depend primarily on consumer tastes and preferences that change in often unpredictable ways. The success of Discovery’s businesses depends on its ability to consistently create and acquire content and programming that meets the changing preferences of viewers in general, viewers in special interest groups, viewers in specific demographic categories and viewers in various overseas marketplaces. The commercial success of its programming and other content also depends upon the quality and acceptance of competing programs and other content available in the applicable marketplace at the same time. Other factors, including the availability of alternative forms of entertainment and leisure time activities, general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending may also affect the audience for its content. Audience sizes for its media networks are critical factors affecting both (i) the volume and pricing of advertising that Discovery receives, and (ii) the extent of distribution and the license fees Discovery receives under agreements with its distributors. Consequently, reduced public acceptance of its entertainment content may decrease its audience share and adversely affect all of its revenue streams.

The loss of Discovery’s affiliation agreements, or renewals with less advantageous terms, could cause its revenue to decline.  Because Discovery’s media networks are licensed on a wholesale basis to distributors such as cable and satellite operators which in turn distribute them to consumers, Discovery is dependent upon the maintenance of affiliation agreements with these operators. These affiliation agreements generally provide for the level of carriage Discovery’s networks will receive, such as channel placement and programming package inclusion (widely distributed, broader programming packages compared to lesser distributed, specialized programming packages), and for payment of a license fee to Discovery based on the numbers of subscribers that receive its networks. These per-subscriber payments represent a significant portion of Discovery’s revenue. These affiliation agreements generally have a limited term which varies from market to market and from distributor to distributor, and there can be no assurance that these affiliation agreements will be renewed in the future, or renewed on terms that are as favorable to Discovery as those in effect today. A reduction in the license fees that Discovery receives per subscriber or in the number of subscribers for which Discovery is paid, including as a result of a loss or reduction in carriage for Discovery’s media networks, could adversely affect its distribution revenue. Such a loss or reduction in carriage could also decrease the potential audience for Discovery’s programs thereby adversely affecting its advertising revenue.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationship with programmers, including Discovery. The two largest U.S. cable television system operators provide service to approximately 35% of U.S. households receiving cable or satellite television service and the two largest satellite television operators provide service to an additional 26% of such households. Discovery currently has agreements in place with the major U.S. cable and satellite operators which expire at various times beginning in 2008 through 2014. In 2008, Discovery will enter negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its domestic subscribers. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on Discovery’s results of operations and financial position. In addition, many of the overseas markets in which Discovery distributes its networks also have a small number of dominant distributors. Continued consolidation within the industry could further reduce the number of distributors available to carry Discovery’s programming and increase the negotiating leverage of its distributors which could adversely affect Discovery’s revenue.

Discovery operates in increasingly competitive industries.  The entertainment and media programming industries in which Discovery operates are highly competitive. Discovery competes with other programming networks for advertising, distribution and viewers. Discovery also competes for viewers with other forms of media entertainment, such as home video, movies, periodicals and online and mobile activities. In particular, online websites and search engines have seen significant advertising growth, a portion of which is derived from traditional cable network and satellite advertisers. In addition, there has been consolidation in the media industry and Discovery’s competitors include market participants with interests in multiple media businesses which are often vertically integrated. Discovery’s online businesses compete for users and advertising in the enormously broad and diverse market of free internet-delivered services. Discovery’s commerce business competes against a wide range of competitive retailers selling similar products. Its educational video business competes with other providers of educational products to schools. Discovery’s ability to compete successfully depends on a number of factors, including its ability to consistently supply high quality and popular content, access its niche viewerships with appealing category-specific programming, adapt to new technologies and distribution platforms and achieve widespread distribution. There can be no assurance that Discovery will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on its business, financial condition or results of operations.

Discovery’s business is subject to risks of adverse laws and regulations, both domestic and foreign.  Programming services like Discovery’s, and the distributors of its services, including cable operators, satellite operators and Internet companies, are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC, as well as by state and local governments. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operations of Discovery’s U.S. media properties. For example, legislators and regulators continue to consider rules that would effectively require cable television operators to offer all programming on an à la carte basis (which would allow viewers to subscribe for individual networks rather a package of channels) and/or require programmers to sell channels to distributors on an à la carte basis. Certain cable television operators and other distributors have already introduced tiers, or more targeted channel packages, to their customers that may or may not include some or all of Discovery’s networks. The unbundling of program services at the retail and/or wholesale level could reduce distribution of certain of

Discovery’s program services, thereby leading to reduced viewership and increased marketing expenses, and could affect its ability to compete for or attract the same level of advertising dollars or distribution fees. If the number of channels occupied by leased access programmers expands, it could have an adverse effect on Discovery’s ability to obtain carriage for its programming. In addition, a recent decision by the FCC will effectively require cable operators, beginning February 2009 and lasting for at least three years, to carry the signals of “must carry” broadcast stations in both digital and analog format unless all subscribers of the cable operator’s system can view the digital signal on every television set connected to the system. Carrying these additional signals may result in less capacity for other programming services, such as Discovery’s networks, which could adversely affect Discovery’s revenue.

Similarly, the foreign jurisdictions in which Discovery’s networks are offered have, in varying degrees, laws and regulations governing Discovery’s businesses. Programming businesses are subject to regulation on a country by country basis. Such regulations include à la carte pricing, license requirements, local programming quotas, limits on the amounts and kinds of advertising that can be carried, and requirements to make programming available on non-discriminatory terms, and can increase the cost of doing business internationally. Changes in regulations imposed by foreign governments could also adversely affect Discovery’s business, results of operations and ability to expand its operations beyond their current scope.

Macroeconomic risks associated with Discovery’s business could adversely affect its financial condition.  The current economic downturn in the United States and in other regions of the world in which Discovery operates could adversely affect demand for any of its businesses, thus reducing its revenue and earnings. For example, expenditures by advertisers are sensitive to economic conditions and tend to decline in recessionary periods and other periods of uncertainty. Because Discovery derives a substantial portion of its revenue from the sale of advertising, a decline or delay in advertising expenditures could reduce advertising prices and volume and result in a decrease in its revenue. The decline in economic conditions could also impact consumer discretionary spending. Such a reduction in consumer spending may impact pay television subscriptions, particularly to the more expensive digital service tiers, which could lead to a decrease in Discovery’s distribution fees.

Increased programming production and content costs may adversely affect Discovery’s results of operations and financial condition.  One of the most significant areas of expense for Discovery is for the licensing and production of content. In connection with creating original content, Discovery incurs production costs associated with, among other things, acquiring new show concepts and retaining creative talent, including actors, writers and producers. Discovery also incurs higher production costs when filming in HD than standard definition. The costs of producing programming have generally increased in recent years. These costs may continue to increase in the future, which may adversely affect Discovery’s results of operations and financial condition.

Disruption or failure of satellites and facilities on which Discovery depends to distribute its programming could adversely affect its business.  Discovery depends on satellite systems to transmit its media networks to cable television operators and other distributors worldwide. The distribution facilities include uplinks, communications satellites and downlinks. Even with back-up and redundant systems, transmissions may be disrupted as a result of local disasters that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption or failure occurs, Discovery may not be able to secure alternate distribution facilities in a timely manner, which could have a material adverse effect on its business and results of operations.

Discovery cannot be certain that it will realize anticipated benefits from any business acquisition that it effects.  Discovery may seek to grow through acquisitions in select markets, both within and outside its traditional lines of business. Acquisitions involve risks and significant challenges, including: realizing economies of scale; eliminating duplicative overhead; integrating networks, financial systems and operating systems; diverting the resources of management; incurring debt (which may be substantial) in financing such acquisitions; and addressing unanticipated problems and liabilities. In addition, while Discovery intends to implement appropriate controls and procedures as it integrates acquired companies, Discovery may not be able to certify as to the effectiveness of these companies’ disclosure controls and procedures or internal control over financial reporting (as required by U.S. federal securities laws and regulations) until it has fully integrated those acquired businesses.

Discovery must respond to and capitalize on rapid changes in new technologies and distribution platforms, including their effect on consumer behavior, in order to remain competitive and exploit new opportunities.  Technology in the video, telecommunications and data services industry is changing rapidly. Discovery must adapt to advances in technologies, distribution outlets and content transfer and storage (whether legal or illegal) to ensure that its content remains desirable and widely available to its audiences while protecting its intellectual property interests. Discovery may not have the right, and may not be able to secure the right, to distribute some of its licensed content across these, or any other, new platforms and must adapt accordingly. The ability to anticipate and take advantage of new and future sources of revenue from these technological developments will affect Discovery’s ability to expand its business and increase revenue.

Similarly, Discovery also must adapt to changing consumer behavior driven by technological advances such as video-on-demand and a desire for more user-generated and interactive content. Devices that allow consumers to view Discovery’s entertainment content from remote locations or on a time-delayed basis and technologies which enable users to fast-forward or skip advertisements may cause changes in audience behavior that could affect the attractiveness of Discovery’s offerings to advertisers and could therefore adversely affect its revenues. If Discovery cannot ensure that its content is responsive to the lifestyles of its target audiences and capitalize on technological advances, there could be a negative effect on its business.

Discovery’s revenue and operating results are subject to seasonal and cyclical variations.  Discovery’s business has experienced and is expected to continue to experience some seasonality due to, among other things, seasonal advertising patterns, seasonal influences on people’s viewing habits, and a heavy concentration of sales in its commerce business during the fourth quarter. For example, due to increased demand in the spring and holiday seasons, the second and fourth quarters normally have higher advertising revenue than the first and third quarters. In addition, advertising revenue in even-numbered years benefit from political advertising. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of Discovery’s business for the year.

Discovery continues to develop new products and services for evolving markets. There can be no assurance of the success of these efforts due to a number of factors, some of which are beyond Discovery’s control.  There are substantial uncertainties associated with Discovery’s efforts to develop new products and services for evolving markets, and substantial investments may be required. Initial timetables for the introduction and development of new products and services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

Risks associated with Discovery’s international operations could harm its financial condition.  Discovery’s networks are offered worldwide. Inherent economic risks of doing business in international markets include, among other things, longer payment cycles, foreign taxation and currency exchange risk. As Discovery expands the provision of its products and services to overseas markets, we cannot assure you whether these risks and uncertainties will harm Discovery’s results of operations.

Discovery’s international operations may also be adversely affected by export and import restrictions, other trade barriers and acts of disruptions of services or loss of property or equipment that are critical to overseas businesses due to expropriation, nationalization, war, insurrection, terrorism or general social or political unrest or other hostilities.

The loss of key talent could disrupt Discovery’s business and adversely affect its revenue.  Discovery’s business depends upon the continued efforts, abilities and expertise of its corporate and divisional executive teams and entertainment personalities. Discovery employs or contracts with entertainment personalities who may have loyal audiences. These individuals are important to audience endorsement of its programs and other content. There can be no assurance that these individuals will remain with Discovery or retain their current audiences. If Discovery fails to retain these individuals or if Discovery’s entertainment personalities lose their current audience base, Discovery’s revenue could be adversely affected.

Piracy of Discovery’s entertainment content, including digital piracy, may decrease revenue received from its programming and adversely affect its business and profitability.  The success of Discovery’s business depends in part on its ability to maintain the intellectual property rights to its entertainment content. Discovery is fundamentally a content company and piracy of its brands, DVDs, cable television and other programming, digital content and other intellectual property has the potential to significantly affect the company. Piracy is particularly prevalent in many parts of the world that lack copyright and other protections similar to existing law in the U.S. It is also made easier by technological advances allowing the conversion of programming into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies. Unauthorized distribution of copyrighted material over the Internet is a threat to copyright owners’ ability to protect and exploit their property. The proliferation of unauthorized use of Discovery’s entertainment content may have an adverse effect on its business and profitability because it reduces the revenue that Discovery potentially could receive from the legitimate sale and distribution of its content.

Financial market conditions may impede access to or increase the cost of financing Discovery’s operations and investments.  The recent changes in U.S. and global financial and equity markets, including market disruptions and tightening of the credit markets, may make it more difficult for Discovery to obtain financing for its operations or investments or increase the cost of obtaining financing. In addition, Discovery’s borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on its performance as measured by credit metrics such as interest coverage and leverage ratios. A decrease in these ratings could increase Discovery’s cost of borrowing or make it more difficult for Discovery to obtain financing.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

We share our executive offices in Englewood, Colorado under a services agreement with Liberty. All of our other real or personal property is owned or leased by our subsidiaries or affiliates.

Ascent Media’s operations are conducted at approximately 60 properties. Certain of these facilities are used by multiple operations within Ascent Media. In the United States, Ascent Media utilizes owned and leased properties in California, Connecticut, Florida, Georgia, New Jersey, New York and Virginia; the network services group also operates a satellite earth station and related facilities in Minnesota. Internationally, Ascent Media utilizes owned and leased properties in London, England. In addition, the creative services group operates a leased facility in Mexico City, Mexico, and the network services group operates two leased facilities in Singapore. Worldwide, Ascent Media leases approximately 1.4 million square feet and owns another 325,000 square feet. In the United States, Ascent Media’s leased properties total approximately 1.1 million square feet and have terms expiring between March 2008 and January 2018. Several of these agreements have extension options. The leased properties are used for our technical operations, office space and media storage. Ascent Media’s international leases have terms that expire between June 2008 and September 2020, and are also used for technical operations, office space and media storage. Over half of the international leases have extension clauses. Approximately 250,000 square feet of Ascent Media’s owned properties are located in Southern California, with another 45,000 square feet located in Northvale, New Jersey, Tappan, New York, Minneapolis, Minnesota and Stamford, Connecticut. In addition, Ascent Media owns approximately 30,000 square feet in London, England. Nearly all of Ascent Media’s owned properties are purpose-built for its technical and creative service operations. Ascent Media’s facilities are adequate to support its current near term growth needs.

Discovery owns its world headquarters located at One Discovery Place, Silver Spring, Maryland, where Discovery uses approximately 543,000 square feet for its executive offices. Discovery manages the distribution of its domestic network television programming through an approximately 53,000 square foot origination facility that it owns in Sterling, Virginia. Discovery also leases the following facilities for certain of its operating divisions: (i) approximately 151,000 square feet of office space at 850 Third Avenue, New York, New York and (ii) approximately 148,000 square feet of office space at 8045 Kennett Street, Silver Spring, Maryland.

Discovery also leases other office, studio and transmission facilities in the United States and several other countries for its businesses. Discovery considers its properties adequate for its present needs.

Item 3.	Legal Proceedings.

The registrant and its subsidiaries are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have two series of common stock, Series A and Series B, which trade on the Nasdaq Global Select Market under the symbols DISCA and DISCB, respectively. The following table sets forth the range of high and low sales prices of shares of our Series A and Series B common stock for the years ended December 31, 2007 and 2006.

	Series A		Series B
	High	Low	High	Low

2007
First quarter	$19.48	15.52	19.46	15.70
Second quarter	$24.70	19.12	24.70	19.25
Third quarter	$29.33	21.92	29.25	21.98
Fourth quarter	$29.81	22.55	30.25	25.40
2006
First quarter	$15.65	13.88	15.96	13.58
Second quarter	$15.18	13.61	15.21	13.73
Third quarter	$14.82	12.81	14.54	12.97
Fourth quarter	$16.96	14.18	16.85	13.97

Holders

As of January 31, 2008, there were approximately 3,000 and 100 record holders of our Series A common stock and Series B common stock, respectively (which amounts do not include the number of shareholders whose shares are held of record by banks, brokerage houses or other institutions, but include each institution as one shareholder).

Dividends

We have not paid any cash dividends on our Series A common stock and Series B common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our Board of Directors in light of our earnings, financial condition and other relevant considerations.

Stock Performance Graph

The following graph sets forth the performance of our Series A common stock and our Series B common stock for the period beginning July 21, 2005 and ended December 31, 2007 as compared to the S&P Media Index and the Nasdaq Stock Market Index. The graph assumes $100 originally invested on July 21, 2005 and that all subsequent dividends were reinvested in additional shares.

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

	December 31,
	2007	2006	2005	2004	2003
	amounts in thousands

Summary Balance Sheet Data:
Current assets	$371,707	317,362	400,386	198,969	131,437
Investment in Discovery Communications Holding, LLC	$3,271,553	3,129,157	3,018,622	2,945,782	2,863,003
Goodwill	$1,909,823	2,074,789	2,133,518	2,135,446	2,130,897
Total assets	$5,865,752	5,870,982	5,819,236	5,564,828	5,396,627
Current liabilities	$120,137	121,887	93,773	108,527	60,595
Stockholders’ equity	$4,494,321	4,549,264	4,575,425	4,347,279	4,260,269

	Years Ended December 31,
	2007	2006	2005	2004	2003
	amounts in thousands,
	except per share amounts

Summary Statement of Operations Data:
Net revenue	$707,214	688,087	694,509	631,215	506,103
Operating income (loss)(1)	$(167,643)	(115,137)	(1,402)	16,935	(2,404)
Share of earnings of Discovery	$141,781	103,588	79,810	84,011	37,271
Net earnings (loss)(1)	$(68,392)	(46,010)	33,276	66,108	(52,394)
Basic and diluted earnings (loss) per common share — Series A and Series B(2)	$(0.24)	(0.16)	0.12	0.24	(0.19)

(1)	Includes impairment of goodwill of $165,347,000 and $93,402,000 for the years ended December 31, 2007 and 2006, respectively.

(2)	Basic and diluted net earnings (loss) per common share is based on (1) 280,199,000 shares, which is the number of shares issued in the spin off, for all periods prior to the spin off and (2) the actual number of weighted average outstanding shares for all periods subsequent to the spin off.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.

Overview

We are a holding company and our businesses and assets include consolidated subsidiaries Ascent Media Group, LLC (“Ascent Media”) and Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), and a 66 2/3% ownership interest in Discovery Communications Holding, LLC. (“Discovery”), which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our financial statements.

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

In 2008, Ascent Media will continue to focus on leveraging its broad array of traditional media and file-based services to market itself as a full service provider to new and existing customers within the feature film, television production and advertising industries. Ascent Media’s strategy will focus on providing a unified portfolio of business-to-business services to enable media companies to realize the increasing benefits of digital distribution. With facilities in the U.S., the U.K. and Singapore, Ascent Media hopes to increase its services to multinational companies on a worldwide basis. The challenges that Ascent Media faces include continued development of end to end file-based solutions, increased competition in both its creative and network services, differentiation of its products and services to help maintain or increase operating margins and financing capital expenditures for equipment and other items to meet customers’ requirements for integrated and file-based workflows.

Our most significant asset is our interest in Discovery, which we do not control. During the second quarter of 2007, each of the shareholders of Discovery Communications, Inc. (“DCI”) contributed its DCI common stock to a newly formed company, Discovery, in exchange for Discovery membership interests. Subsequent to this contribution, each of the members of Discovery held the same ownership interests in Discovery as they previously held in DCI. DCI became a wholly-owned subsidiary of Discovery, and Discovery is the successor reporting entity of DCI.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services. Our share of the results of operations of Discovery is reflected in our consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and financial condition below.

On May 14, 2007, Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, we own a 66 2/3% interest in Discovery and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) owns a 33 1/3% interest. We continue to account for our investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict our ability to control Discovery.

In December 2007, we announced that we had signed a non-binding letter of intent with Advance/Newhouse to combine our respective stakes in Discovery. As currently contemplated by the non-binding letter of intent, the transaction, if completed, would involve the following steps:

•	We will spin-off to our shareholders a wholly-owned subsidiary holding cash and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related services;

•	Immediately following the spin-off, we will combine with a new holding company (“New DHC”), and our existing stockholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC. The preferred stock held by Advance/Newhouse will entitle it to elect two members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction (the “Newhouse Transaction and Ascent Spin Off”) is expected to close in the second quarter of 2008 and would result in the consolidation of the results of Discovery within New DHC.

Acquisitions

Effective January 27, 2006, we acquired substantially all of the assets of AccentHealth’s healthcare media business for cash consideration of $46,793,000. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. For financial reporting purposes, the acquisition is deemed to have occurred on February 1, 2006, and the results of operations of AccentHealth have been included in our consolidated results as part of the network services group since the date of acquisition.

Operating Cash Flow

We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). We believe this is an important indicator of the operational strength and performance of our businesses, including the ability to invest in ongoing capital expenditures and service any debt. In addition, this measure allows management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. generally accepted accounting principles, or GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 18 to the accompanying consolidated financial statements for a reconciliation of operating cash flow to earnings (loss) before income taxes.

Results of Operations

Our consolidated results of operations include 100% of Ascent Media’s and AccentHealth’s results of operations, general and administrative expenses incurred at the DHC corporate level, and our share of earnings of Discovery.

Ascent Media’s creative services group generates revenue primarily from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and advertisements. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. Additionally, the creative services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these creative services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. The creative services group includes Ascent Media’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms.

The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s refvenue is also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. This operating segment also includes the operations of AccentHealth. Approximately 55% of the network services group’s revenue relates to broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 45% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Corporate related items and expenses are reflected in Corporate and other, below. Cost of services and operating expenses consists primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

Our consolidated results of operations for the year ended December 31, 2006 include approximately eleven months of results for AccentHealth.

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Segment Revenue
Creative Services group	$420,504	417,876	421,797
Network Services group	286,710	270,211	272,712
Corporate and other	—	—	—

	$707,214	688,087	694,509

Segment Operating Cash Flow
Creative Services group	$48,493	48,035	65,098
Network Services group	49,256	47,005	52,797
Corporate and other	(30,831)	(36,311)	(39,270)

	$66,918	58,729	78,625

Revenue.  Our total revenue increased 2.8% and decreased 0.9% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. In 2007, creative services group revenue increased $2,628,000 due to (i) an increase of $6,117,000 in commercial revenue driven primarily by strong worldwide demand in the first quarter, (ii) an increase of $3,042,000 in media services driven by growth in file-based digital vaulting and digital distribution services, offset by lower traditional lab and DVD services and (iii) favorable changes in foreign currency exchange rates of $6,284,000. These increases were partially offset by an $8,141,000 decrease in television post production services in the U.S. and U.K. and lower feature sound revenue of $4,163,000 driven by smaller feature sound projects and the shut down of certain audio facilities. In addition, creative services revenue was negatively impacted by the Writers Guild of America strike that primarily impacted television production in the fourth quarter of 2007. Network services group’s 2007 revenue increased $16,499,000 due to (i) an increase of $16,377,000 in system integration services revenue due to an increase in the number of projects, (ii) an increase of $5,175,000 in content distribution revenue in the U.S. and Singapore, (iii) an increase of $5,492,000 driven by AccentHealth due mainly to growth in advertising rates and (vi) favorable changes in foreign currency exchange rates of $4,519,000. These increases in revenue were partially offset by (i) a decrease of $10,500,000 primarily due to the expiration of certain distribution contracts in the U.K. which were not renewed and (ii) a decrease of $4,352,000 due to a one-time project in 2006.

In 2006, creative services group revenue decreased $3,921,000 as a result of (i) an $8,400,000 decline in media services due to lower traditional media and DVD services from major studios partially offset by continued growth in new digital services and (ii) lower television revenue of $2,165,000 driven by declines in the U.K. broadcast work, partially offset by higher television audio and post production services in the U.S. These creative services revenue decreases were partially offset by a $6,535,000 increase in commercial services, driven primarily by strong U.S. demand, and higher feature revenue of $1,770,000, driven by an increased number of titles for post production services, partially offset by smaller size feature sound projects and lower home theatre revenue. Network services group’s 2006 revenue decreased $2,501,000 as a result of (i) a decline in systems integration and services revenue of $11,080,000, reflecting significant one-time projects in 2005 and (ii) lower revenue in the U.K. of $15,060,000, primarily as a result of termination of content distribution contracts. These network services revenue decreases were partially offset by the acquisition of AccentHealth in 2006, which generated $20,873,000 of revenue, and by increased content distribution activity in the U.S. and Singapore.

Cost of Services.  Our cost of services increased $22,977,000 or 4.9% and $7,252,000 or 1.6% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. A significant portion of the 2007 increase was across network services resulting from higher volumes of system integration services which have a higher percentage of equipment and labor costs. Creative services was slightly higher driven by revenue increases in commercial, features and new digital services. Additionally, changes in foreign currency exchange rates resulted in an increase of $7,220,000. In 2006, the increase in cost of services is driven by the AccentHealth acquisition which contributed costs of $6,439,000 and by changes in foreign currency exchange rates of $1,367,000.

As a percent of revenue, cost of services was 69.4%, 68.0% and 66.3% for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cost of services as a percent of revenue is driven by the higher system integration services revenue which has lower margins. Additionally, in each year, labor costs have increased as the revenue mix moves toward more labor intensive feature services and as projects have become increasingly more integrated, with complex work flows requiring higher levels of production labor and project management.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”), including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, decreased 7.5% and increased 4.0% for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year. For 2007, the decline is driven by lower personnel costs, resulting from Ascent Media’s restructuring in the third and fourth quarters of 2006, and lower professional fees. For 2006, the acquisition of AccentHealth added $6,565,000 of SG&A expense, slightly offset by lower personnel costs and professional fees. As a percent of revenue, SG&A was 21.1%, 23.4% and 22.3% for the years ended December 31, 2007, 2006 and 2005, respectively.

Restructuring Charges.  During 2007, Ascent Media recorded restructuring charges of $761,000 related to severance in conjunction with ongoing restructuring efforts primarily within the U.K. creative services business. During 2006, Ascent Media recorded restructuring charges of $12,092,000 primarily related to severance from the realignment of its operating divisions. These restructuring activities were primarily in the Corporate and other group in the United States and United Kingdom. During 2005, Ascent Media recorded a restructuring charge of $4,112,000 related to the consolidation of certain operating facilities resulting in excess leased space, consolidation expenses and severance from reductions in headcount.

Depreciation and Amortization.  The decrease in depreciation and amortization expense for both 2007 and 2006 is due to assets becoming fully depreciated partially offset by new assets placed in service and for 2006, the AccentHealth acquisition.

Stock Compensation.  Stock-based compensation was $1,129,000, $1,817,000 and $4,383,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in SG&A in our consolidated statements of operations. Effective January 1, 2006, we adopted Statement No. 123R. Statement No. 123R requires that we amortize the grant date fair value of our stock option and SAR Awards that qualify as equity awards as stock compensation expense over the vesting period of such Awards. Statement No. 123R also requires that we record our liability awards at fair value each reporting period and that the change in fair value be reflected as stock compensation expense in our consolidated statement of operations. Prior to adoption of Statement No. 123R, the amount of expense associated with stock-based compensation was generally based on the vesting of the related stock options and stock appreciation rights and the market price of the underlying common stock. The expense reflected in our consolidated financial statements was based on the market price of the underlying common stock as of the date of the financial statements.

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

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of December 31, 2007. Ascent Media recorded 2006 Plan expense of $276,000 for the year ended December 31, 2007, with no 2006 Plan expense recorded in 2006.

On July 21, 2005, Liberty completed the spin off of our capital stock. As a result of the 2005 Spin Off and related adjustments to Liberty’s stock incentive awards, options to acquire an aggregate of approximately 2.0 million shares of our Series A common stock and 3.0 million shares of our Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the 2005 Spin Off continue to hold such options. SAR expense was a credit of $14,000 and an expense of $21,000 for the years ended December 31, 2007 and 2006, respectively. Pursuant to a reorganization agreement we entered into with Liberty in connection with the 2005 Spin Off, we are responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. We record stock-based compensation for all stock incentive awards held by our employees and our subsidiaries’ employees. Stock-based compensation expense was $867,000 and $1,796,000 for the years ended December 31, 2007 and 2006, respectively.

On May 24, 2005, Liberty commenced an offer to purchase certain stock options and SARs held by eligible employees of Ascent Media. The offer to purchase related to 1,173,028 options and SARs, and the aggregate offering price for such options and SARs was approximately $2.15 million. The offer to purchase expired on

June 21, 2005. Eligible employees tendered options with respect to 1,121,673 shares of Liberty Series A common stock, and Liberty purchased such options for aggregate cash payments of approximately $2.14 million. In connection with these purchases, Ascent Media recorded 2005 compensation expense of $3,830,000, which included (1) the amount of the cash payments less any previously accrued compensation for the SARs, (2) the previously unamortized in-the-money value related to the Ascent Media Options and (3) ongoing amortization of the unexercised Ascent Media options.

As of December 31, 2007, the total compensation cost related to unvested equity awards was approximately $540,000. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.2 years.

Impairment of Goodwill.  In connection with our 2007 annual evaluation of the recoverability of our goodwill, we estimated the value of our reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the network services reporting unit was less than its carrying value. The network services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $165,347,000 excess of the carrying amount of the network services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2007. The impairment charge is the result of lower future expectations for network services operating cash flow due to a continued decline in operating cash flow margins as a percent of revenue, resulting from competitive conditions in the entertainment and media services industries and increasingly complex customer requirements that are expected to continue for the foreseeable future.

As a result of the 2006 Restructuring and the declining financial performance of the former media management services group, including ongoing operating losses driven by technology and customer requirement changes in the industry, the former media management services group was tested for goodwill impairment in the third quarter of 2006, prior to our annual goodwill valuation assessment of the entire company. We estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar companies in the industry. This test resulted in a goodwill impairment loss for the former media management services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Share of Earnings of Discovery.  From January 1, 2005 through May 14, 2007, we recorded our 50% share of the earnings of DCI. Subsequent to May 14, 2007, we recorded our 66 2/3% share of the earnings of Discovery. Our share of earnings of Discovery increased $38,193,000 and $23,778,000 for the years ended December 31, 2007 and 2006, respectively, as compared to the corresponding prior year periods. The 2007 increase resulted from our $89,781,000 share of Discovery’s gain on the Cox Transaction, along with an $8,340,000 increase as the result of our ownership interest in Discovery increasing from 50% to 66 2/3%. These increases were partially offset by Discovery incurring higher long-term incentive plan expenses and higher interest expense resulting from the debt incurred by Discovery in connection with the Cox Transaction. The 2006 increase is due to Discovery’s higher operating income partially offset by higher interest expense and the change in minority interests in consolidated subsidiaries.

For a more detailed discussion of Discovery’s results of operations, see “— Management’s Discussion and Analysis of Financial Condition and Results of Operations of Discovery.”

Income Taxes.  Our effective tax rate for the year ended December 31, 2007 was not meaningful because we recorded income tax expense of $59,157,000, but had a loss before taxes of $9,235,000. The pre-tax loss resulted primarily from a $165,347,000 goodwill impairment charge recorded in the fourth quarter of 2007, for which we receive no tax benefit. For the year ended December 31, 2006, the effective tax rate was not meaningful because we recorded income tax expense of $43,942,000, but had a loss before taxes of $2,068,000. The pre-tax loss resulted primarily from a $93,402,000 goodwill impairment charge recorded in the third quarter of 2006, for which we receive no tax benefit. Our effective tax rate was 59.5% for the year ended December 31, 2005. While we were a subsidiary of Liberty, we calculated our deferred tax liabilities using Liberty’s blended weighted average state tax rate. Subsequent to our spin off, we assessed such rate in light of the fact that our operations are located primarily in California, which has a higher state income tax rate than many of the other states in which Liberty does business, and we determined that our effective tax rate should be increased from 39% to 39.55%. This increase resulted in additional deferred tax expense in 2005 of $15,263,000. In addition, our income tax rate in 2005 was higher than the federal income tax rate of 35% due to state and foreign tax expense.

Net Earnings (Loss).  We recorded net earnings (loss) of ($68,392,000), ($46,010,000) and $33,276,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The change between each of these years is discussed in the aforementioned fluctuations in revenue and expenses.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the year ended December 31, 2007, our primary use of cash was capital expenditures of $47,115,000. Of the foregoing 2007 capital expenditures, $11,500,000 relates to the buildout of Ascent Media’s existing facilities for specific customer contracts. The remainder of our capital expenditures relate to purchases of new equipment and the upgrade of existing facilities and equipment. At December 31, 2007, we have approximately $209.4 million of cash and $23.5 million of marketable securities and for the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

In 2008, Ascent Media and AccentHealth expect to spend approximately $52,000,000 for capital expenditures, which we expect will be funded with their cash from operations and cash on hand.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Information concerning the amount and timing of required payments under our contractual obligations at December 31, 2007 is summarized below:

	Payments Due by period
	Less than			After 5
	1 year	1-3 years	3-5 years	years	Total
	amounts in thousands

Operating leases	$31,374	58,673	39,316	62,080	191,443
Capital lease	1,080	2,160	2,160	1,080	6,480
Other	6,100	—	—	—	6,100

Total contractual obligations	$38,554	60,833	41,476	63,160	204,023

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We do not expect that our adoption of SFAS No. 157 will have a significant impact on the reported amounts of our assets and liabilities that we report at fair value in our consolidated balance sheet.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The statement will significantly change the accounting for business combinations, and under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141 (R) will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. The adoption of the requirements of SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is prohibited.

Critical Accounting Polices and Estimates

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

Valuation of Goodwill and Non-amortizable Other Intangible Assets.  We assess for impairment of goodwill annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include significant underperformance to historical or projected future operating results, substantial changes in our strategy or the manner of use of our assets, and significant negative industry or economic trends. Fair value of each reporting unit is determined through a combination of discounted cash flow models and comparisons to similar businesses in the industry.

Valuation of Trade Receivables.  We must make estimates of the collectibility of our trade receivables. Our management analyzes the collectibility based on historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. We record an allowance for doubtful accounts based upon specifically identified receivables that we believe are uncollectible. In addition, we also record an amount based upon a percentage of each aged category of our trade receivables. These percentages are estimated based upon our historical experience of bad debts. Our trade receivables balance was $153,336,000, net of allowance for doubtful accounts of $8,994,000, as of December 31, 2007.

Valuation of Deferred Tax Assets.  In accordance with SFAS No. 109, “Accounting for Income Taxes”, we review the nature of each component of our deferred income taxes for reasonableness. After consideration of all available evidence, we have determined that it is more likely than not that we will not realize the tax benefits associated with certain cumulative net operating loss carry forwards and impairment reserves, and as such, we have established a valuation allowance of $117,551,000 and $96,223,000 as of December 31, 2007 and 2006, respectively.

Discovery

Overview

Effective May 15, 2007 and as a result of the Cox Transaction, our ownership interest in Discovery increased from 50% to 66 2/3%, and we continue to account for this investment using the equity method of accounting due to governance rights which restrict our ability to control Discovery. Accordingly, in our consolidated financial statements we record our share of Discovery’s net income or loss available to members and reflect this activity in one line item in our consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the years ended December 31, 2007, 2006 and 2005 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The information included in this section should be read in conjunction with the audited financial statements of Discovery for the year ended December 31, 2007 included elsewhere herein. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery’s strategy is to optimize the distribution, ratings and profit potential of each of its branded channels. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services. Discovery operates through three divisions: (1) Discovery networks U.S., or U.S. networks, (2) Discovery networks international, or international networks, and (3) Discovery commerce and education.

Discovery’s media content is designed to target key audience demographics and the popularity of its programming creates a reason for advertisers to purchase commercial time on Discovery’s channels. Audience ratings are a key driver in generating advertising revenue and create demand on the part of cable television operators, direct-to-home or “DTH” satellite operators and other content distributors to deliver Discovery’s programming to their customers.

In addition to growing distribution and advertising revenue for its branded channels, Discovery is focused on growing revenue across new distribution platforms, including brand-aligned web properties, mobile devices, video-on-demand and broadband channels, which serve as additional outlets for advertising and affiliate sales, and provide promotional platforms for its programming. Discovery also operates internet sites providing supplemental news, information and entertainment content that are aligned with its television programming. Discovery’s recent acquisition of HowStuffWorks.com creates a stronger platform for distributing Discovery’s extensive video library.

U.S. Networks

U.S. networks is Discovery’s largest division, which owns and operates 11 cable and satellite channels, including Discovery Channel, TLC and Animal Planet, as well as a portfolio of website properties and other digital services. U.S. networks also provides distribution and advertising sales services for Travel Channel and BBC America and provides distribution services for BBC World News. U.S. networks derives revenue primarily from distribution fees and advertising sales, which comprised 44% and 51%, respectively, of revenue for this division for the year ended December 31, 2007. During each of the years ended December 31, 2007, 2006 and 2005, Discovery Channel and TLC collectively generated more than 65% of U.S. networks total revenue. U.S. networks earns distribution fees under multi-year affiliation agreements with cable operators, DTH satellite operators and other distributors of television programming. Distribution fees are based on the number of subscribers receiving Discovery’s programming. Upon the launch of a new channel, Discovery may initially pay distributors to carry such channel (such payments are referred to as “launch incentives”), or may provide the channel to the distributor for free for a predetermined length of time. Launch incentives are amortized on a straight-line basis as a reduction of revenue over the term of the affiliation agreement. U.S. networks sells commercial time on its networks and websites. The number of subscribers to Discovery’s channels, the popularity of its programming and its ability to sell commercial time over a group of channels are key drivers of advertising revenue.

Several of Discovery’s domestic networks, including Discovery Channel, TLC and Animal Planet, are currently distributed to substantially all of the cable television and direct broadcast satellite homes in the U.S. Accordingly, the rate of growth in U.S. distribution revenue in future periods is expected to be less than historical rates. Discovery’s other U.S. networks are distributed primarily on the digital tier of cable systems and equivalent tiers on DTH platforms and have been successful in maximizing their distribution within this more limited universe. There is, however, no guarantee that these digital networks will ever be able to gain the distribution levels or advertising rates of Discovery’s major networks. Discovery’s contractual arrangements with U.S. distributors are renewed or renegotiated from time to time in the ordinary course of business. Although U.S. networks believes carriage and marketing of its networks by the larger affiliates will continue, the loss of one or more affiliate agreements could have a material adverse impact on U.S. networks results of operations. In 2008, Discovery will enter negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its domestic subscribers. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on Discovery’s results of operations and financial position.

U.S. networks largest single cost is the cost of programming, including production costs for original programming. U.S. networks amortizes the cost of original or purchased programming based on the expected realization of revenue resulting in an accelerated amortization for Discovery Channel, TLC and Animal Planet and straight-line amortization over three to five years for the remaining networks.

U.S. networks’ top strategic priorities are (1) maintaining the company’s focus on creative excellence in nonfiction programming and expanding the portfolio’s brand entitlement by developing compelling content that increases audience growth, builds advertising relationships and supports continued distribution revenue on all platforms, (2) leveraging Discovery’s distribution strength in the U.S. to build additional branded channels and businesses that can sustain long-term growth and profitability, and (3) developing and growing compelling and profitable content experiences on new platforms that are aligned with its core branded channels.

International Networks

International networks manages a portfolio of channels, led by the Discovery Channel and Animal Planet brands, that are distributed in virtually every pay-television market in the world through an infrastructure that includes major operational centers in London, Singapore, New Delhi and Miami. International networks regional operations cover most major markets including the U.K., Europe, Middle East and Africa (“EMEA”), Asia, Latin America and India. International networks currently operates over 100 unique distribution feeds in 35 languages with channel feeds customized according to language needs and advertising sales opportunities. Most of the division’s channels are wholly owned by Discovery with the exception of (1) the international Animal Planet channels, which are generally joint ventures in which the BBC owns 50%, (2) People + Arts, which operates in Latin America and Iberia as a 50-50 joint venture with the BBC and (3) several channels in Japan, Canada and Poland, which operate as joint ventures with strategically important local partners.

Similar to U.S. networks, the primary sources of revenue for international networks are distribution fees and advertising sales, and the primary cost is programming. International networks executes a localization strategy by offering customized content and localized schedules via its distribution feeds. Distribution revenue represents approximately 60% of the division’s operating revenue and continues to deliver growth in markets with the highest potential for pay television expansion. Advertising sales are increasingly important to the division’s financial success. International television markets vary in their stages of development. Some, notably the U.K., are among the more advanced digital multi-channel television markets in the world, while others remain in the analog environment with varying degrees of investment from operators in expanding channel capacity or converting to digital. Discovery believes there is future growth in many markets including Latin American and Central and Eastern Europe that are in the early stage of pay TV evolution. In developing pay TV markets, Discovery expects to see advertising revenue growth from its localization strategy and the shift of advertising spending from broadcast to pay TV. In relatively mature markets, such as the U.K., the growth dynamic is changing. Increased penetration and distribution are unlikely to drive rapid growth in those markets. Instead, growth is expected in advertising sales, which are driven by increased audience performance and viewing market share. To help further drive this focus, Discovery entered the global free-to-air television business with the acquisition of a free-to-air channel in Germany (“DMAX”) in early 2006.

Discovery’s international businesses are subject to a number of risks including fluctuations in currency exchange rates, regulatory issues, and political instability. The past few years have seen relative economic and political stability, but these trends may not be indicative of future events. Changes in any of these areas could adversely affect the performance of the international networks.

International networks’ priorities include maintaining a leadership position in nonfiction entertainment in international markets, and continuing to grow and improve the performance of the international operations. These priorities will be achieved through expanding local advertising sales capabilities, creating licensing and digital growth opportunities, and improving operating efficiencies by strengthening development and promotional collaboration between U.S. and international network groups.

Commerce and Education

During 2007, Discovery evaluated its commerce business and made the decision to transition from running brick-and-mortar retail locations to leveraging its products through retail arrangements and an e-commerce platform. In the third quarter, Discovery completed the closing of its 103 mall-based and stand-alone Discovery Channel stores. As a result of the store closures, Discovery’s results of operations have been prepared to reflect the retail store business as discontinued operations. Accordingly, the revenue, costs and expenses of the retail store business have been excluded from the respective captions in Discovery financial statements and have been reported as discontinued operations.

Discovery commerce is now focused on its e-commerce, catalog, and domestic licensing businesses. Discovery commerce leverages its partnerships with leading e-commerce portals such as Amazon and QVC, to showcase key products, increase customer outreach, acquisition and conversion and maximize transaction opportunities. Discovery commerce adds value to Discovery’s television assets by reinforcing consumer loyalty and creating opportunities for Discovery’s advertising and distribution partners.

Discovery’s education business will continue to focus on its direct-to-school distribution platform and its other premium direct-to-school subscription services in addition to publishing and distributing content on DVD, VHS, online and through a network of distribution partners. Discovery education also participates in licensing and sponsorship programs with corporate partners.

Acquisitions

To complement its existing businesses, Discovery completed several acquisitions in 2006 and 2007. Among these acquisitions are (i) DMAX, a free-to-air network in Germany, which was acquired in February 2006, (ii) Antenna Audio, a provider of audio tours and multimedia at museums and cultural attractions around the globe, which was acquired in March 2006, (iii) PetFinder.com, a facilitator of pet adoptions and PetsIncredible, a producer of pet-training videos were acquired in November 2006, (iv) TreeHugger.com, an eco-lifestyle website to supplement the Planet Green initiative was acquired in August 2007 and (v) HowStuffWorks.com, an online source of easy-to-understand explanations of how the world works, which was acquired in December 2007. These entities have been included in Discovery’s results of operations since their respective dates of acquisition.

Dispositions

On May 14, 2007 Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox.

Results of Operations

The following discussion of Discovery’s results of operations is presented in two parts to assist the reader in better understanding Discovery’s operations. The first section is an overall discussion of Discovery’s consolidated operating results. The second section includes a more detailed discussion of revenue and operating cash flow activity of Discovery’s three operating divisions: U.S. networks, international networks, and commerce and education.

Consolidated Results

Discovery was formed in the second quarter of 2007 as part of a restructuring (the “DCI Restructuring”) completed by Discovery Communications, Inc. (“DCI”). In the DCI Restructuring, DCI became a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including DHC, became members of Discovery. Discovery is the successor reporting entity to DCI. In connection with the DCI Restructuring, Discovery applied “pushdown” accounting and each shareholder’s basis in DCI as of May 14, 2007 has been pushed down to Discovery resulting in $4.3 billion of goodwill being recorded by Discovery. Since goodwill is not amortizable, there is no current income statement impact for this change in basis.

During 2007, Discovery undertook broad restructuring activities to better position its portfolio of assets and to facilitate growth and enhanced profitability. These activities resulted in additional operating expenses that impact the comparability of results from 2006 to 2007. The more significant items include fourth quarter 2007 content impairment charges of $129,091,000 at U.S. networks and $9,976,000 at Education, which are included in cost of revenue, $20,424,000 in 2007 restructuring charges, and an asset impairment charge in the second quarter of 2007 of $26,174,000 related to write-offs of education intangible assets.

The combining of predecessor and successor accounting periods is not permitted by GAAP. However, to provide a more meaningful basis for comparing 2007 to 2006 and 2005, Discovery’s operating results for the seven and one-half months ended December 31, 2007 have been combined with the four and one-half months ended May 14, 2007 in the following tables and discussion.

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
Advertising	$1,345,033	1,243,500	1,187,823
Distribution	1,477,479	1,434,901	1,198,686
Other	304,821	205,270	157,849

Total revenue	3,127,333	2,883,671	2,544,358

Expenses
Cost of revenue	(1,172,907)	(1,032,789)	(907,664)
SG&A expenses	(1,148,246)	(1,104,116)	(928,950)

Operating cash flow	806,180	746,766	707,744

Expenses arising from long-term incentive plans	(141,377)	(39,233)	(49,465)
Restructuring charges and asset impairments	(46,598)	—	—
Depreciation and amortization	(130,576)	(122,037)	(112,653)
Gain from disposition of business	134,671	—	—

Operating income	622,300	585,496	545,626

Other Income (Expense)
Interest expense, net	(248,757)	(194,255)	(184,585)
Unrealized gains (losses) from derivative instruments, net	(8,636)	22,558	22,499
Minority interests in consolidated subsidiaries	(8,266)	(2,451)	(43,696)
Other	7,839	8,527	13,771

Income from continuing operations before income taxes	364,480	419,875	353,615
Income tax expense	(77,466)	(190,381)	(173,427)

Income from continuing operations	287,014	229,494	180,188
Loss from discontinued operations, net of taxes	(65,023)	(22,318)	(20,568)

Net income	$221,991	207,176	159,620

Revenue.  Discovery’s consolidated revenue increased 8% for the year ended December 31, 2007, as compared to 2006, due to increases of 8% in advertising revenue, 48% in other revenue and 3% in distribution revenue. Increases in advertising revenue were primarily due to increased ratings and advertising rates at the U.S. networks, particularly at Discovery Channel and TLC, combined with increased growth in local ad sales in Europe and the impact of favorable exchange rates, partially offset by the disposition of Travel Channel. Program ratings are an indication of consumer acceptance and directly affect Discovery’s ability to generate revenue during the airing of its programs. If programs do not achieve sufficient acceptance, the revenue from advertising sales may decline. International networks advertising sales increased due to the continued growth in audience, driven by growth in subscription units. Increased distribution revenue is primarily due to international networks subscriber growth and favorable exchange rates, partially offset by the disposition of Travel Channel and an increase in contra revenue items. Launch incentives increased in 2007 due to the renewal of long-term distribution agreements for certain U.K. networks which resulted in a payment of $195.8 million, most of which is being amortized over a five-year period. Other revenue increased due to (i) the full year impact of the 2006 acquisition of Antenna Audio and (ii) Discovery’s new Travel Channel representation arrangement.

In 2006, consolidated revenue increased 13%, as compared to 2005, due to a 20% increase in distribution revenue, a 5% increase in advertising revenue and a 30% increase in other revenue. Increased distribution revenue is primarily due to contractual rate increases, subscriber growth at both U.S. networks and international networks and a reduction in launch support amortization as certain U.S. networks affiliation agreements were extended at no additional cost to Discovery. Distribution revenue also benefited from contractual arrangements in the U.S. networks whereby certain subscribers that were previously covered under free carriage periods with distributors were converted to paying subscribers. Increases in advertising revenue were primarily due to increased advertising rates at the U.S. networks combined with positive developments in international networks advertising sales resulting from continued growth in subscription units. Other revenue increased due to acquisitions in 2006.

Cost of revenue.  Cost of revenue, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, increased 14% in 2007, as compared to 2006. Such increase is primarily a result of higher programming costs, including a fourth quarter 2007 impairment charge of $129,091,000 at U.S. networks where new channel leadership has implemented strategic plans to maximize viewership and ratings across most networks. In the fourth quarter of 2007 and in connection with these initiatives, Discovery evaluated its programming portfolio assets and determined that the carrying values of certain programming assets exceeded their estimated fair values which resulted in such impairment charge. Contributing to the increase in cost of revenue is also the impact of several new networks launched in Europe in 2006 and 2007, and the unfavorable impact of foreign currency exchange rates. Partially offsetting these increases is a decrease due to the disposition of Travel Channel. As a result of the foregoing fluctuations, cost of revenue as a percent of revenue increased to 38% in 2007 from 36% in 2006.

During 2006, cost of revenue increased 14%, as compared to 2005, which is consistent with the 2006 percentage increase in revenue. Such increase in cost of revenue is primarily a result of higher programming costs for Discovery’s U.S. networks due to continued investment in original productions and high profile specials, combined with increases in Europe associated with the launch of several networks including DMAX. Additionally, cost of revenue in 2005 was reduced by a net aggregate benefit of approximately $11 million related to reductions in estimates for music rights accruals.

SG&A expenses.  SG&A expenses, which include personnel, marketing and other general and administrative expenses, increased 4% in 2007, as compared to 2006. Such increase is due to higher personnel costs which resulted from merit, benefit and performance-based compensation increases in U.S. networks and international networks driven by expanding business activity through acquisition, increased international advertising sales coverage, expansion of network teams to support the new brand strategies and digital media. Also contributing to the increase is the impact of unfavorable foreign currency exchange rates. These increases were partially offset by lower marketing expenses at U.S. networks and lower marketing and personnel expenses in the education division as a result of cost cutting measures implemented in 2007. As a percent of revenue, SG&A expense was 37% in 2007, down from 38% in 2006. Although no assurance can be given, Discovery believes that as a result of its ongoing cost containment initiatives, SG&A expense as a percent of revenue will continue to decrease in 2008.

During 2006, SG&A expenses increased 19%, as compared to 2005, due primarily to international infrastructure expansions which increased headcount and office locations to support growth in local advertising sales operations driving increased revenue. Additionally, personnel and marketing costs increased at Discovery’s education division, particularly due to its investment in its Cosmeo homework help service. As a result, SG&A as a percent of revenue increased from 37% in 2005 to 38% in 2006.

Expenses arising from long-term incentive plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Such plan was established in 2005 (the “2005 LTIP Plan”) and replaced the former LTIP Plan under which unit values were tied to Discovery’s equity value. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the 2005 LTIP Plan is indexed to the value of DHC Series A common stock and is calculated using the Black Scholes Model. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Upon redemption of the LTIP awards, participants receive a cash payment based on the value of the award as described in the terms of the 2005 LTIP Plan. In the third quarter of 2007, Discovery amended the 2005 LTIP such that the redemption dates occur annually over a 4 year period instead of bi-annually over an 8 year period. Compensation expense aggregated $141,377,000, $39,233,000, and $49,465,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in 2007 is primarily the result of increases in the DHC Series A common stock price offset by a decrease in expense related to the shortened redemption time period under the amended 2005 LTIP Plan. The decrease in 2006 is primarily the result of the change in unit value determination for the 2005 LTIP Plan units. If the remaining vested LTIP awards at December 31, 2007 were redeemed, the aggregate cash payments by Discovery would be approximately $94,190,000.

Restructuring charges.  During 2007, Discovery recorded restructuring charges of $20,424,000 related to a number of organizational and strategic adjustments which consisted mainly of severance due to a reduction in headcount. The purpose of these adjustments was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry. There was no similar restructuring charge in 2006.

Asset impairment.  During the second quarter of 2007, Discovery recorded a $26,174,000 asset impairment charge which represents write-offs of education intangible assets related to its consumer business due to Discovery’s decision to decrease its investment in certain product offerings.

Depreciation and amortization.  The increase in depreciation and amortization in both 2007 and 2006 is due to an increase in intangible assets resulting from acquisitions combined with increases in Discovery’s depreciable asset base resulting from capital expenditures.

Gain from disposition of business.  Discovery recognized a gain from disposition of business of $134,671,000 during 2007 in connection with the Cox Transaction and the sale of the Travel Channel.

Other Income and Expense

Interest expense.  On May 14, 2007, Discovery entered into a new $1.5 billion term loan in connection with the Cox Transaction. The increase in interest expense for the twelve months ended December 31, 2007 is primarily a result of the new term loan. The increase in interest expense during the year ended December 31, 2006 is primarily due to higher levels of outstanding debt combined with increases in interest rates during the period.

Unrealized gains from derivative instruments, net.  Unrealized gains from derivative transactions relate, primarily, to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized an unrealized loss of $8,617,000 during the year ended December 31, 2007 and unrealized gains of $10,352,000 and $29,109,000 during the years ended December 31, 2006 and 2005, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority interests in consolidated subsidiaries.  Minority interests primarily represent increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value, as well as the portion of earnings of consolidated entities which are allocable to the minority partners.

Other.  Other income in 2007, 2006 and 2005 relates primarily to Discovery’s equity share of earnings of its joint ventures.

Income taxes.  Discovery’s effective tax rate was 21%, 45% and 49% for 2007, 2006 and 2005, respectively. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to the tax-free treatment of the disposition of the Travel Channel and the corresponding reversal of deferred tax liabilities in 2007 and due to foreign and state taxes in 2006 and 2005.

Loss from discontinued operations.  Summarized financial information for the retail stores business included in discontinued operations is as follows:

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue	$57,853	129,317	127,396
Operating cash flow	$(27,904)	(24,343)	(21,106)
Loss from discontinued operations before income taxes	$(99,427)	(35,911)	(31,652)
Loss from discontinued operations, net of tax	$(65,023)	(22,318)	(20,568)

The 2007 loss from discontinued operations includes $39,904,000 in restructuring costs and $28,264,000 in asset impairment charges, along with normal business operations.

Net earnings.  Discovery’s net earnings were $221,991,000, $207,176,000, and $159,620,000, for 2007, 2006 and 2005, respectively. The changes in net earnings are due to the aforementioned fluctuations in revenue and expense.

Operating Division Results

As noted above, Discovery’s operations are divided into three groups: U.S. networks, international networks and commerce and education. Corporate expenses primarily consist of corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Certain prior period amounts have been reclassified between segments to conform to Discovery’s 2007 operating structure.

Discovery Consolidated

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
U.S. networks	$1,972,321	1,893,808	1,743,358
International networks	1,033,449	911,445	738,094
Commerce and education	149,805	107,285	88,576
Corporate and eliminations	(28,242)	(28,867)	(25,670)

Total revenue	$3,127,333	2,883,671	2,544,358

Operating Cash Flow
U.S. networks	$774,268	828,443	745,980
International networks	210,090	153,127	128,837
Commerce and education	1,676	(72,599)	(25,285)
Corporate and eliminations	(179,854)	(162,205)	(141,788)

Total operating cash flow	$806,180	746,766	707,744

Operating cash flow margin	25.8%	25.9%	27.8%

U.S. Networks

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
Advertising	$1,014,541	965,648	944,770
Distribution	862,542	865,613	736,713
Other	95,238	62,547	61,875

Total revenue	1,972,321	1,893,808	1,743,358
Cost of revenue	(737,892)	(635,874)	(587,370)
SG&A expenses	(460,161)	(429,491)	(410,008)

Operating cash flow	$774,268	828,443	745,980

Operating cash flow margin	39.3%	43.7%	42.8%

As noted above, in May 2007, Discovery exchanged its subsidiary holding the Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s interest in Discovery. Accordingly, Discovery’s 2007 results of operations do not include Travel Channel for the full year. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation. The following table presents U.S. networks results of operations excluding Travel Channel for all periods. This presentation is not in accordance with GAAP. However, Discovery believes this presentation provides a more meaningful comparison of the U.S. networks results of operations and allows the reader to better understand the U.S. networks ongoing operations.

U.S. Networks without Travel Channel

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
Advertising	$974,552	863,690	852,075
Distribution	840,262	813,342	693,339
Other	94,010	58,876	58,197

Total revenue	1,908,824	1,735,908	1,603,611
Cost of revenue	(710,052)	(560,241)	(523,426)
SG&A expenses	(439,501)	(383,064)	(372,322)

Operating cash flow	$759,271	792,603	707,863

Operating cash flow margin	39.8%	45.7%	44.1%

The following discussion excludes the results of Travel Channel for all periods.

Revenue.  In 2007, advertising revenue increased 13%, distribution revenue increased 3%, and other revenue increased 60%, as compared to 2006. The increase in advertising revenue at the U.S. networks was primarily due to improved advertising sell-out rates, better unit pricing and higher audience delivery on most channels, notably the Discovery Channel and TLC. The advertising market was strong and scatter pricing was well above upfront pricing. Primetime sell-outs on the major networks increased by an average of seven percentage points. Primetime ratings increased on Discovery Channel due to original content such as Planet Earth, Deadliest Catch, Man vs. Wild, Dirty Jobs and Mythbusters. TLC Primetime ratings increased due to original content such as Little People Big World, What Not to Wear and L.A. Ink. Advertising revenue growth on certain networks carried on the digital tier was 36% led by The Science Channel and Discovery Times. Distribution revenue was driven by a 6% increase in average paying subscription units, principally from networks carried on the digital tier, partially offset by an increase in contra-revenue items. Contra-revenue items included in distribution revenue, such as launch amortization and marketing consideration, increased from $86,399,000 in 2006 to $95,213,000 in 2007. Other revenue primarily increased as a result of increased revenue from Discovery’s representation of the Travel Channel.

In 2006, distribution revenue increased 17% and advertising revenue increased 1%, as compared to 2005. Distribution revenue was driven by a 13% increase in average paying subscription units, principally from networks carried on the digital tier, combined with contractual rate increases, partially offset by an increase in contra-revenue items from $75,705,000 in 2005 to $86,399,000 in 2006. Advertising was flat although ratings were higher compared to 2005. During the fourth quarter of 2006, the advertising sales market began to reflect the ratings turnaround, and advertising revenue in the fourth quarter increased 14%, as compared to the fourth quarter of 2005.

Cost of revenue.  In 2007, cost of revenue increased 27%, as compared to 2006, primarily due to a $122,099,000 increase in content amortization expense, including an impairment charge of $129,091,000. In 2007, following several changes in channel leadership, Discovery undertook strategic reviews to maximize viewership and ratings across most networks. As a result, programming at the Discovery Channel, TLC and Animal Planet is being re-positioned to better align content with these channel brands. In addition, certain other networks are being re-branded, including the transition of the Discovery Times channel to Investigation Discovery, the Discovery Home channel to Planet Green, and the recently announced creation of OWN: The Oprah Winfrey Network, a joint venture between Discovery and Harpo Productions, Inc. on what is currently the Discovery Health channel. In the fourth quarter of 2007 and in connection with these initiatives, Discovery evaluated its programming portfolio assets and determined that the carrying values of certain programming assets exceeded their estimated fair values which resulted in the aforementioned impairment charge. The program impairment was primarily related to content that was capitalized in 2006 and 2007 and would have been amortized over the next 3 years. Excluding the 2007 impairment charge and accelerated amortization of certain programs in 2007 and 2006, content amortization increased due to continued investment in original programs that are aligned with the future strategy and from 2006 acquisitions.

Cost of revenue increased 7% in 2006, as compared to 2005, primarily as a result of a $51,222,000 increase in content amortization expense due to continued investment in original productions on the widely distributed channels and accelerated amortization on certain programs. These increases were partially offset by a decrease of $9,064,000 in transponder and uplink costs due to cost savings associated with Discovery’s launch of its broadcast facility in 2005.

SG&A expenses.  SG&A expenses increased 15% in 2007, as compared to 2006. The increase is due to personnel cost increases of $35,410,000 driven by merit, benefit and performance-based compensation increases, along with the impact of the expansion of its network teams to support the new brand strategies and continued investment in digital media. Also contributing to the increase were higher research expenses of $11,157,000 resulting from contractual increases for ratings research and additional fees associated with providing commercial minute ratings. These increases were partially offset by a decrease in marketing expense of $7,636,000 which coincided with a re-evaluation of the related programming strategies.

The 2006 3% increase in SG&A expenses is primarily due to a 12% or $13,581,000 increase in personnel expense resulting from compensation and benefit increases.

Digital Media Business.  Revenue for the U.S. networks digital media businesses totaled approximately $31 million in 2007 and $19 million in 2006. Operating expenses for these businesses were $43 million and $28 million for 2007 and 2006, respectively. Discovery expects these amounts to increase in the future due to its recent acquisitions of PetFinder.com, TreeHugger.com and HowStuffWorks.com, as well as any future organic investments in this arena, with operating cash flow losses remaining below 5% of Discovery’s consolidated operating cash flow.

International Networks

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
Advertising	$330,300	277,559	242,849
Distribution	614,937	569,288	462,049
Other	88,212	64,598	33,196

Total revenue	1,033,449	911,445	738,094
Cost of revenue	(408,957)	(390,783)	(315,539)
SG&A expenses	(414,402)	(367,535)	(293,718)

Operating cash flow	$210,090	153,127	128,837

Operating cash flow margin	20.3%	16.8%	17.5%

Revenue.  In 2007, advertising revenue increased 19%, as compared to 2006, due primarily to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide, favorable exchange rate impacts and a full year of activity related to DMAX. These increases were partially offset by a decline in advertising revenue in the U.K. which was driven by lower ratings for Discovery Channel resulting from increased competition and a continuing shift in viewing habits due to channel placement on the Electronic Programming Guide which lists scheduled programs on each channel. Distribution revenue increased 8% in 2007 principally comprised of combined revenue growth in Europe, Latin America and Asia of $71,927,000 and favorable foreign exchange impact of $29,402,000, primarily in the U.K. and Europe, partially offset by a $55,684,000 revenue decline in the U.K. The net increase in revenue resulted from an overall increase in average paying subscription units of 13% primarily due to pay TV subscriber growth in many markets in Europe and Latin America combined with contractual rate increases in certain markets, partially offset by an increase in launch amortization. In January 2007 and in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain U.K. networks and paid a distributor $195.8 million. Most of the payment was attributed to the renewal period and is being amortized over a five year term. As a result, launch amortization at the international networks increased from $6,474,000 in 2006 to $44,291,000 in 2007. Other revenue increased $23,614,000 primarily due to the full year impact of Antenna Audio, which was acquired in March 2006.

In 2006, distribution revenue increased 23%, as compared to 2005, primarily due to combined revenue growth in Europe and Latin America of $79,235,000 resulting from a 27% increase in average paying subscription units, primarily on networks with lower rates, in those markets. Subscriber growth in those markets was driven by increased penetration and distribution along with the full year impact of new channel launches in Italy, France and Germany. Favorable foreign exchange impacts of $6,533,000, primarily in Europe and Latin America, also contributed to the increase in distribution revenue. Advertising revenue increased 14% in 2006 primarily due to higher viewership in Europe and Latin America combined with an increased subscriber base in most markets worldwide. Other revenue increased 95% due primarily to the inclusion of $32,371,000 in revenue from the acquisition of Antenna Audio in April 2006.

Cost of revenue.  In 2007, cost of revenue increased 5%, as compared to 2006, primarily due to the full year impact of $15,613,000 from DMAX and Antenna Audio, which were acquired in 2006.

In 2006, cost of revenue increased 24%, as compared to 2005, primarily from a $27,434,000 increase in content amortization expense. The amortization expense increase is associated with additional programming to support the launch of several lifestyle-focused networks including $10,142,000 related to DMAX and Antenna Audio. Other increases in cost of revenue related to DMAX and Antenna Audio aggregated $23,394,000.

SG&A expenses.  SG&A expenses increased 13% during 2007, as compared to 2006. The increase is primarily due to a $43,507,000 increase in personnel expense, of which $19,428,000 resulted from a full year of activity related to the DMAX and Antenna Audio acquisitions in 2006. Personnel costs in Europe increased

$18,610,000 due to infrastructure expansions of sales personnel allowing for increased targeting of advertising consistent with geographic demand to support revenue growth.

In 2006, SG&A expenses increased 25%, as compared to 2005, primarily due to a $46,568,000 or 44% increase in personnel expense, resulting from infrastructure expansions in Europe to support revenue growth combined with the acquisition of Antenna Audio. Marketing expense increased $6,087,000 or 7% due to marketing campaigns in Europe and Asia for the launch of new channels. General and administrative expenses increased $21,161,000 or 20% primarily due to the inclusion of Antenna Audio coupled with the unfavorable effect of foreign currency exchange rates.

During the years ended December 31, 2007 and 2006, the international networks revenue and operating cash flow were impacted favorably by changes in the exchange rates of various foreign currencies. In the event the U.S. dollar strengthens against certain foreign currencies in the future, the international networks group’s revenue and operating cash flow will be negatively impacted. Had there been no impact from changes in exchange rates, international networks would have increased revenue and operating expenses 8% and 4%, respectively, during the year ended December 31, 2007, as compared to 2006, and 22% and 23%, respectively, during the year ended December 31, 2006, as compared to 2005.

Commerce and Education

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue	$149,805	107,285	88,576
Cost of revenue	(90,976)	(79,460)	(59,567)
SG&A expenses	(57,153)	(100,424)	(54,294)

Operating Cash Flow	$1,676	(72,599)	(25,285)

Operating cash flow margin	1.1%	(67.7)%	(28.5)%

Revenue.  In 2007, commerce and education revenue increased 40%, as compared to 2006, due to a $17,595,000 increase in education revenue as a result of an increase in subscribers and improved pricing for Discovery’s direct-to-school education distribution platform, and a $24,925,000 increase in commerce revenue which was driven by an increase in sales of Planet Earth DVDs following the series premiere in March 2007.

In 2006, Commerce and education revenue increased 21%, as compared to 2005, due to a $10,578,000 increase in revenue related to the education business as a result of a 30% increase in average paying school subscribers and the impact of acquisitions in 2006. Also contributing to the increase was an $8,131,000 increase in revenue related to the commerce business mainly driven by increased ecommerce sales.

Cost of revenue.  During the fourth quarter of 2006, Discovery made a number of organizational and strategic adjustments to its education business to focus resources on the company’s direct-to-school distribution platform, unitedstreaming, as well as the division’s other premium direct-to-school subscription services. In 2007, cost of revenue increased 14%, or $11,516,000, as compared to 2006, primarily due to increased content amortization related to an impairment charge of $9,976,000 as a result of the re-focus of the education business.

In 2006, cost of revenue increased 33%, or $19,893,000, as compared to 2005, primarily as a result of a $14,127,000 investment in education content to accommodate the growth of the education business.

SG&A expenses.  In 2007, SG&A expenses decreased 43%, as compared to 2006, primarily due to a $10,671,000 reduction in personnel expense as a result of business restructuring in commerce and education, combined with a $26,649,000 reduction in marketing expense as Discovery re-focused the direction of the education business. Included in SG&A are approximately $5 million in costs incurred during the fourth quarter of 2007 to transition the back-office and distribution services of the remaining commerce business to Discovery’s headquarters and/or third-party service providers.

In 2006, SG&A expenses increased 85%, as compared to 2005. Expenses in the education division increased as a result of (i) a 91%, or $18,056,000, increase in personnel expense, resulting primarily from a full year of salary expense for employees hired in 2005 and (ii) a 174%, or $19,142,000, increase in marketing expense resulting primarily from Discovery’s investment in Cosmeo, a new consumer homework help service.

Corporate

Corporate operating cash flow losses increased 11%, or $17,650,000, in 2007, as compared to 2006, primarily due to costs incurred as a result of supporting Discovery’s shareholder transactions combined with increases in performance-based compensation resulting from strong fiscal year financial performance and the impact of changes in executive management including related hiring costs. The 2006 increase of 14% or $20,418,000 was driven primarily by merit, benefit and performance-based compensation increases.

Liquidity and Capital Resources

Discovery’s principal sources of liquidity are cash flows from operations and borrowings under its credit facility, and its principal uses of cash are for capital expenditures, acquisitions, debt service requirements, and other obligations. Discovery anticipates that its operating cash flows, existing cash, cash equivalents and borrowing capacity under its revolving credit facility are sufficient to meet its anticipated cash requirements for at least the next 12 months.

During the year ended December 31, 2007, Discovery’s primary uses of cash were the redemption of Cox’s equity interests ($1,284,544,000), acquisitions ($306,094,000, net of cash acquired) and capital expenditures ($80,553,000). Discovery funded these investing and financing activities with cash from operations of $242,072,000 and bank borrowings of $1,497,639,000.

Discovery’s various debt facilities include two term loans, two revolving loan facilities and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. Total commitments of these facilities were $5,596,398,000 at December 31, 2007. Debt outstanding on these facilities aggregated $4,094,174,000 at December 31, 2007, providing excess debt availability of $1,502,224,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

Discovery’s $1.5 billion term loan is secured by the assets of Discovery, excluding assets held by its subsidiaries. The remaining term loan, revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated that it was in compliance with all debt covenants as of December 31, 2007.

Discovery’s outstanding notes payable and long-term debt at December 31, 2007 consists of the following (amounts in thousands):

Term Loan B, due quarterly September 2007 to May 2014	$1,492,500
Term Loan, due quarterly December 2008 to October 2010	1,000,000
8.06% Senior Notes, semi annual interest, due March 2008	180,000
£10,000 Uncommitted Facility, due August 2008	8,785
€260,000.0 Revolving Loan, due April 2009	94,174
7.45% Senior Notes, semi annual interest, due September 2009	55,000
Revolving Loan, due October 2010	337,500
8.37% Senior Notes, semi annual interest, due March 2011	220,000
8.13% Senior Notes, semi annual interest, due September 2012	235,000
Senior Notes, semi annual interest, due December 2012	90,000
6.01% Senior Notes, semi annual interest, due December 2015	390,000

Total long-term debt	$4,102,959

In 2008, Discovery expects its uses of cash to be approximately $266,285,000 for debt repayments, $90,000,000 for capital expenditures and $260,000,000 for interest expense. Discovery will also be required to make payments under its LTIP Plan. However, amounts expensed and payable under the LTIP are dependent on future annual calculations of unit values which are affected primarily by changes in DHC’s stock price, annual grants of additional units, redemptions of existing units, and changes to the plan. If the remaining vested LTIP awards at December 31, 2007 were redeemed, the aggregate cash payments by Discovery would be approximately $94,190,000. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its cash requirements, including LTIP obligations.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. The variable to fixed interest rate instruments have a notional principal amount of $2.27 billion and have a weighted average interest rate of 4.68% against 3 month LIBOR at December 31, 2007. The fixed to variable interest rate agreements have a notional principal amount of $225.0 million and have a weighted average interest rate of 9.65% against fixed rate private placement debt at December 31, 2007. At December 31, 2007, the Company held an unexercised interest rate swap put with a notional amount of $25.0 million at a fixed rate of 5.44%.

Discovery’s access to capital markets can be affected by factors outside of its control. In addition, its cost to borrow is impacted by market conditions and its financial performance as measured by certain credit metrics defined it its credit agreements, including interest coverage and leverage ratios.

Contractual obligations.  Discovery has agreements covering leases of satellite transponders, facilities and equipment. These agreements expire at various dates through 2020. Discovery is obligated to license programming under agreements with content suppliers that expire over various dates. Discovery also has other contractual commitments arising in the ordinary course of business.

A summary of all of the expected payments for these commitments as well as future principal payments under the current debt arrangements and minimum payments under capital leases at December 31, 2007 is as follows:

	Payments Due by Period(3)
		Less than 1			After
	Total	year	1-3 years	3-5 years	5 years

Long-term debt	$4,102,959	266,285	1,454,174	575,000	1,807,500
Interest payments(1)	1,245,596	261,424	449,275	335,673	199,224
Capital leases	44,107	9,042	15,828	9,202	10,035
Operating leases	415,384	82,357	122,509	76,777	133,741
Program license fees	558,183	325,509	110,362	80,843	41,469
Launch incentives	12,572	4,492	8,080	—	—
Other(2)	292,339	106,320	157,619	28,000	400

Total	$6,671,140	1,055,429	2,317,847	1,105,495	2,192,369

(1)	Amounts (i) are based on our outstanding debt at December 31, 2007, (ii) assume the interest rates on our floating rate debt remain constant at the December 31, 2007 rates and (iii) assume that our existing debt is repaid at maturity.

(2)	Represents Discovery’s obligations to purchase goods and services whereby the underlying agreements are enforceable, legally binding and specify all significant terms. The more significant purchase obligations include: agreements related to audience ratings, market research, contracts for entertainment talent and other education and service project agreements.

(3)	Table does not include certain long-term obligations reflected in the Discovery consolidated balance sheet as the timing of the payments cannot be predicted or the amounts will not be settled in cash. The most significant of these obligations is the $141.7 million accrued under Discovery’s LTIP plans. In addition, amounts accrued in the Discovery consolidated balance sheet related to derivative financial instruments are not included in the table as such amounts may not be settled in cash or the timing of the payments cannot be predicted.

Discovery is subject to a contractual agreement that may require Discovery to acquire the minority interest of certain of its subsidiaries. The amount and timing of such payments are not currently known. Discovery has recorded an estimated liability as of December 31, 2007 for this redemption right.

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

Our consolidated financial statements are filed under this Item, beginning on Page II-28. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See page II-26 for Management’s Report on Internal Control Over Financial Reporting.

See page II-27 for Report of Independent Registered Public Accounting Firm for our accountant’s attestation regarding our internal controls over financial reporting.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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

The Company assessed the design and effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon our assessment using the criteria contained in COSO, management has concluded that, as of December 31, 2007, Discovery Holding Company’s internal control over financial reporting is effectively designed and operating effectively.

Discovery Holding Company’s independent registered public accountants audited the consolidated financial statements and related disclosures in the Annual Report on Form 10-K and have issued an audit report on the Company’s internal control over financial reporting. This report appears on page II-27 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Discovery Holding Company:

We have audited Discovery Holding Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Discovery Holding Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Discovery Holding Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Discovery Holding Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive earnings (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report, which as it relates to the financial statements of Discovery Communications Holding, LLC (a 66 2/3 percent and 50 percent owned investee company as of December 31, 2007 and 2006, respectively) is based solely on the report of other auditors, dated February 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Denver, Colorado
February 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Discovery Holding Company:

We have audited the accompanying consolidated balance sheets of Discovery Holding Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive earnings (loss), cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Discovery Communications Holding, LLC, (a 66 2/3 percent and 50 percent owned investee company as of December 31, 2007 and 2006, respectively). The Company’s investment in Discovery Communications Holding, LLC at December 31, 2007 and 2006, was $3,271,553,000 and $3,129,157,000, respectively, and its equity in earnings of Discovery Communications Holding, LLC was $141,781,000, $103,588,000 and $79,810,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The financial statements of Discovery Communications Holding, LLC and its predecessor were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Discovery Communications Holding, LLC, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Holding Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Effective January 1, 2006, Discovery Holding Company adopted SFAS No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Discovery Holding Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 14, 2008

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$209,449	154,775
Trade receivables, net	144,342	147,436
Prepaid expenses	14,815	11,522
Other current assets	3,101	3,629

Total current assets	371,707	317,362
Investments in marketable securities	23,545	51,837
Investment in Discovery Communications Holding, LLC (“Discovery”) (note 6)	3,271,553	3,129,157
Property and equipment, net (note 7)	269,742	280,775
Goodwill (note 8)	1,909,823	2,074,789
Other assets, net	19,382	17,062

Total assets	$5,865,752	5,870,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,298	43,656
Accrued payroll and related liabilities	26,127	32,292
Other accrued liabilities	42,761	29,924
Deferred revenue	24,951	16,015

Total current liabilities	120,137	121,887
Deferred income tax liabilities (note 11)	1,228,942	1,174,594
Other liabilities	22,352	25,237

Total liabilities	1,371,431	1,321,718

Commitments and contingencies (notes 15 and 16)
Stockholders’ equity (note 12):
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 269,159,928 shares at December 31, 2007 and 268,194,966 shares at December 31, 2006	2,691	2,682
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 11,869,696 shares at December 31, 2007 and 12,025,088 shares at December 31, 2006	119	120
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,728,213	5,714,379
Accumulated deficit	(1,253,483)	(1,183,831)
Accumulated other comprehensive earnings	16,781	15,914

Total stockholders’ equity	4,494,321	4,549,264

Total liabilities and stockholders’ equity	$5,865,752	5,870,982

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Earnings (Loss)
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in thousands,
	except per share amounts

Net revenue	$707,214	688,087	694,509

Operating expenses:
Cost of services	491,034	468,057	460,805
Selling, general, and administrative, including stock-based compensation (notes 13 and 17)	150,687	163,791	159,462
Restructuring and other charges (note 9)	761	12,092	4,112
Gain on sale of operating assets	(704)	(2,047)	(4,845)
Depreciation and amortization	67,732	67,929	76,377
Impairment of goodwill (note 8)	165,347	93,402	—

	874,857	803,224	695,911

Operating loss	(167,643)	(115,137)	(1,402)
Other income:
Share of earnings of Discovery (note 6)	141,781	103,588	79,810
Other income, net	16,627	9,481	3,704

	158,408	113,069	83,514

Earnings (loss) before income taxes	(9,235)	(2,068)	82,112
Income tax expense (note 11)	(59,157)	(43,942)	(48,836)

Net earnings (loss)	$(68,392)	(46,010)	33,276

Other comprehensive earnings (loss), net of taxes (note 14):
Unrealized holding gains (losses) arising during the period	(6,606)	(148)	651
Foreign currency translation adjustments	7,934	17,922	(14,821)
Minimum pension liability adjustment	(461)	—	—

Other comprehensive earnings (loss)	867	17,774	(14,170)

Comprehensive earnings (loss)	$(67,525)	(28,236)	19,106

Basic and diluted earnings (loss) per common share — Series A and Series B (note 4)	$(0.24)	(0.16)	0.12

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	amounts in thousands
	(see note 5)

Cash flows from operating activities:
Net earnings (loss)	$(68,392)	(46,010)	33,276
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	67,732	67,929	76,377
Stock-based compensation	1,129	1,817	4,383
Payments for stock-based compensation	—	—	(2,139)
Impairment of goodwill	165,347	93,402	—
Share of earnings of Discovery	(141,781)	(103,588)	(79,810)
Gain on lease buyout	(6,992)	—	—
Deferred income tax expense	56,353	42,115	50,363
Other non-cash credits, net	(1,559)	(1,342)	(4,684)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	3,752	(9,718)	16,237
Prepaid expenses and other current assets	(6,916)	1,345	10,804
Payables and other liabilities	(11,674)	27,683	(19,516)

Net cash provided by operating activities	56,999	73,633	85,291

Cash flows from investing activities:
Capital expenditures	(47,115)	(77,541)	(90,526)
Cash paid for acquisition, net of cash acquired	—	(46,793)	—
Net sales (purchases) of marketable securities	28,292	(51,837)	12,800
Cash proceeds from lease buyout	7,138	—	—
Cash proceeds from dispositions	2,143	5,697	15,374
Other investing activities, net	(5,117)	992	(394)

Net cash used in investing activities	(14,659)	(169,482)	(62,746)

Cash flows from financing activities:
Net cash transfers from Liberty Media Corporation (“Liberty”)	—	—	206,044
Net cash from option exercises	12,975	279	—
Payment of capital lease obligations	(641)	(7)	(12)
Other financing activities, net	—	—	134

Net cash provided by financing activities	12,334	272	206,166

Net increase (decrease) in cash and cash equivalents	54,674	(95,577)	228,711
Cash and cash equivalents at beginning of year	154,775	250,352	21,641

Cash and cash equivalents at end of year	$209,449	154,775	250,352

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2007, 2006 and 2005

								Accumulated
					Additional			Other	Total
	Preferred	Common Stock			Paid-in	Parent’s	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Investment	Deficit	Earnings (Loss)	Equity
		amounts in thousands

Balance at January 1, 2005	$—	—	—	—	—	5,506,066	(1,171,097)	12,310	4,347,279
Net earnings	—	—	—	—	—	—	33,276	—	33,276
Other comprehensive loss	—	—	—	—	—	—	—	(14,170)	(14,170)
Stock compensation	—	—	—	—	640	2,222	—	—	2,862
Net cash transfers from Liberty	—	—	—	—	—	206,044	—	—	206,044
Change in capitalization in connection with 2005 Spin Off (note 3)	—	2,681	121	—	5,711,530	(5,714,332)	—	—	—
Stock option exercises	—	—	—	—	134	—	—	—	134

Balance at December 31, 2005	—	2,681	121	—	5,712,304	—	(1,137,821)	(1,860)	4,575,425
Net loss	—	—	—	—	—	—	(46,010)	—	(46,010)
Other comprehensive earnings	—	—	—	—	—	—	—	17,774	17,774
Stock compensation	—	—	—	—	1,796	—	—	—	1,796
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—	—
Stock option exercises	—	—	—	—	279	—	—	—	279

Balance at December 31, 2006	—	2,682	120	—	5,714,379	—	(1,183,831)	15,914	4,549,264
Net loss	—	—	—	—	—	—	(68,392)	—	(68,392)
Other comprehensive earnings	—	—	—	—	—	—	—	867	867
Stock compensation	—	—	—	—	867	—	—	—	867
Cumulative effect of accounting change (note 11)	—	—	—	—	—	—	(1,260)	—	(1,260)
Conversion of Series B to Series A	—	1	(1)	—	—	—	—	—	—
Stock option exercises	—	8	—	—	12,967	—	—	—	12,975

Balance at December 31, 2007	$—	2,691	119	—	5,728,213	—	(1,253,483)	16,781	4,494,321

See accompanying notes to consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES
Notes to Consolidated financial Statements
December 31, 2007, 2006 and 2005

(1)	Basis of Presentation

The accompanying consolidated financial statements of Discovery Holding Company and its consolidated subsidiaries (“DHC” or the “Company”) represent a combination of the historical financial information of (1) Ascent Media Group, LLC (“Ascent Media”), a wholly-owned subsidiary of Liberty, and Liberty’s ownership interest in Discovery for periods prior to the July 21, 2005 consummation of the spin off transaction (“the 2005 Spin Off”) described in note 3 and (2) DHC’s wholly-owned subsidiaries and its interest in Discovery for the period following such date. The 2005 Spin Off has been accounted for at historical cost due to the pro rata nature of the distribution. Accordingly, DHC’s historical financial statements are presented in a manner similar to a pooling of interests.

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

In January 2006, Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”) acquired substantially all of the assets of AccentHealth, LLC. AccentHealth is included as part of the network services group for financial reporting purposes. AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the United States and internationally.

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

(2)	Newhouse Transaction and Ascent Spin Off

In December 2007, DHC announced that it had signed a non-binding letter of intent with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to combine their respective stakes in Discovery. As currently contemplated by the non-binding letter of intent, the transaction, if completed, would involve the following steps:

•	DHC will spin-off to its shareholders a wholly-owned subsidiary holding cash and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related services (the “Ascent Media Spin Off”);

•	Immediately following the spin-off, DHC will combine with a new holding company (“New DHC”), and DHC’s existing stockholders will receive shares of common stock of New DHC;

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC. The preferred stock held by Advance/Newhouse will entitle it to elect two members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction is expected in the second quarter of 2008. It is currently expected that the Ascent Media Spin Off will be effected as a tax-free distribution to DHC’s shareholders and be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the Ascent Media Spin Off, the historical results of operations of Ascent Media prior to the Ascent Media Spin Off will be included in discontinued operations in DHC’s consolidated financial statements. The acquisition of Advance/Newhouse’s interests in Discovery and Animal Planet will result in New DHC owning 100% of Discovery, and accordingly, New DHC will consolidate Discovery’s financial position and results of operations effective with the closing of the transaction. The acquisition of these interests will be accounted for as a step acquisition, and the acquired interests will be recorded by New DHC at their estimated fair values.

(3)	2005 Spin Off Transaction

On July 21, 2005 (the “Spin Off Date”), Liberty completed the spin off of the capital stock of DHC. The 2005 Spin Off was effected as a dividend by Liberty to holders of its Series A and Series B common stock of shares of DHC Series A and Series B common stock, respectively. Approximately 268.1 million shares of DHC Series A common stock and 12.1 million shares of DHC Series B common stock were issued in the 2005 Spin Off. The 2005 Spin Off did not involve the payment of any consideration by the holders of Liberty common stock and was intended to qualify as a tax-free transaction.

In addition to Ascent Media and its investment in Discovery, Liberty transferred $200 million in cash to a subsidiary of DHC prior to the 2005 Spin Off.

Following the 2005 Spin Off, the Company and Liberty operate independently, and neither has any stock ownership, beneficial or otherwise, in the other. In connection with the 2005 Spin Off, the Company and Liberty entered into certain agreements in order to govern certain of the ongoing relationships between the Company and Liberty after the 2005 Spin Off and to provide for an orderly transition. These agreements include a Reorganization Agreement, a Services Agreement and a Tax Sharing Agreement.

The Reorganization Agreement provides for, among other things, the principal corporate transactions required to effect the 2005 Spin Off and cross indemnities. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate.

Under the Tax Sharing Agreement, Liberty is generally responsible for U.S. federal, state, local and foreign income taxes reported on a consolidated, combined or unitary return that includes the Company or one of its subsidiaries and Liberty or one of its subsidiaries. The Company is responsible for all other taxes that are attributable to the Company or one of its subsidiaries, whether accruing before, on or after the 2005 Spin Off. The Tax Sharing Agreement requires that the Company will not take, or fail to take, any action where such action, or failure to act, would be inconsistent with or prohibit the 2005 Spin Off from qualifying as a tax-free transaction. Moreover, the Company has indemnified Liberty for any loss resulting from (i) such action or failure to act or (ii) any agreement, understanding, arrangement or substantial negotiations entered into by DHC prior to the day after the first anniversary of the 2005 Spin Off, with respect to any transaction pursuant to which any of the other

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

shareholders of Discovery would acquire shares of, or other interests in DHC’s capital stock, in each case relating to the qualification of the 2005 Spin Off as a tax-free transaction. As of December 31, 2007, no such loss has been incurred.

(4)	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers investments with original purchased maturities of three months or less to be cash equivalents.

Trade Receivables

Trade receivables are shown net of an allowance based on historical collection trends and management’s judgment regarding the collectibility of these accounts. These collection trends, as well as prevailing and anticipated economic conditions, are routinely monitored by management, and any adjustments required are reflected in current operations. The allowance for doubtful accounts as of December 31, 2007 and 2006 was $8,994,000 and $9,045,000, respectively.

A summary of activity in the allowance for doubtful accounts is as follows:

	Balance	Charged			Balance
	Beginning	(Credited)		Acquired and	End of
	of Year	to Expense	Write-offs	Other Activity	Year
		amounts in thousands

2007	$9,045	892	—	(943)	8,994

2006	$7,708	1,023	—	314	9,045

2005	$12,104	(619)	(2,443)	(1,334)	7,708

Concentration of Credit Risk and Significant Customers

For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of consolidated revenue.

Fair Value of Financial Instruments

Fair values of cash equivalents, current accounts receivable and current accounts payable approximate the carrying amounts because of their short-term nature.

Investment in Discovery

Effective May 14, 2007, DHC’s ownership interest in Discovery increased from 50% to 66 2/3%. DHC accounts for its 66 2/3% ownership interest in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict DHC’s ability to control Discovery. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of Discovery as they occur, rather than as dividends or other distributions are received. The excess of the Company’s carrying value over its proportionate share of Discovery’s equity is accounted for as equity method goodwill, and accordingly, is not amortized, but periodically reviewed for impairment.

Changes in the Company’s proportionate share of the underlying equity of Discovery which result from the issuance of additional equity securities by Discovery are recognized as increases or decreases in stockholders’ equity. No such adjustments were recorded during the three years ended December 31, 2007.

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

Discovery is managed by its members rather than a board of directors. Generally, all significant actions to be taken by Discovery require the approval of the holders of a majority of Discovery’s membership interests. However, pursuant to a Limited Liability Company Agreement, the taking of certain actions (including, among other things, a merger of Discovery, or the issuance of additional membership interests in Discovery or approval of annual business plans) requires the approval of the holders of at least 80% of Discovery’s membership interests. Although DHC’s status as a 66 2/3% member of Discovery enables DHC to exercise influence over the management and policies of Discovery, such status does not enable DHC to cause any actions to be taken. Advance/Newhouse holds a 33 1/3% interest in Discovery, which ownership interest enables them to prevent Discovery from taking actions requiring 80% approval.

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

Depreciation expense for property and equipment was $66,141,000, $66,435,000 and $74,805,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

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

Foreign Currency Translation

The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates on the balance sheet date, and revenue and expenses are translated into U.S. dollars using average exchange rates for the period. The effects of the foreign currency translation adjustments are deferred and are included in stockholders’ equity as a component of accumulated other comprehensive earnings (loss).

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 prescribes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Advertising Costs

Advertising costs generally are expensed as incurred. Advertising expense aggregated $4,572,000, $3,990,000 and $3,465,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Stock-Based Compensation

As a result of the 2005 Spin Off and related adjustments to Liberty’s stock incentive awards, options (“Spin Off DHC Awards”) to acquire an aggregate of approximately 2.0 million shares of DHC Series A common stock and 3.0 million shares of DHC Series B common stock were issued to employees of Liberty. In addition, employees of Ascent Media who held stock options or stock appreciation rights (“SARs”) to acquire shares of Liberty common stock prior to the 2005 Spin Off continue to hold such options. Pursuant to the Reorganization Agreement, DHC is responsible for all stock options related to DHC common stock, and Liberty is responsible for all incentive awards related to Liberty common stock. The Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees.

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

Liberty calculated the grant-date fair value for all of its awards using the Black-Scholes Model. Liberty calculated the expected term of the awards using the methodology included in SEC Staff Accounting Bulletin No. 107. The volatility used in the calculation is based on the implied volatility of publicly traded Liberty options with a similar term (generally 20% — 21%). Liberty used the risk-free rate for Treasury Bonds with a term similar to that of the subject options and has assumed a dividend rate of zero. The Company has allocated the grant-date fair value of the Liberty awards to the Spin Off DHC Awards based on the relative trading prices of DHC and Liberty common stock after the 2005 Spin Off.

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

The following table illustrates the effect on net earnings as if the fair-value-based method of Statement 123R had been applied to all outstanding and unvested awards. Compensation expense for SARs was the same under APB Opinion No. 25 and Statement 123R. Accordingly, no pro forma adjustment for such awards is included in the following table (amounts in thousands, except per share amounts).

Year Ended
December 31,
2005

Net earnings, as reported	$33,276
Add:
Stock-based employee compensation expense included in reported net earnings, net of taxes	2,309
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(8,247)

Pro forma net earnings	$27,338

Pro forma basic and diluted earnings per common share:
As reported	$.12

Pro forma for fair value stock compensation	$.10

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Earnings (Loss) Per Common Share — Series A and Series B

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. EPS in the accompanying consolidated statements of operations is based on (1) 280,199,000 shares, which is the number of shares issued in the 2005 Spin Off, for all periods prior to the 2005 Spin Off and (2) the actual number of shares outstanding for all periods subsequent to the 2005 Spin Off. The weighted average outstanding shares for the years ended December 31, 2007 and 2006 were 280,520,335 and 279,951,000, respectively. Dilutive EPS presents the dilutive effect on a per shares basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2005, their inclusion does not impact the EPS amount as reported in the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. DHC does not expect that our adoption of SFAS No. 157 will have a significant impact on the reported amounts of our assets and liabilities that DHC report at fair value in our consolidated balance sheet.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The statement will significantly change the accounting for business combinations, and under this statement, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141 (R) will change the accounting treatment for certain specific items, including acquisition costs, noncontrolling interests, acquired contingent liabilities, in-process research and development, restructuring costs and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. The adoption of the requirements of SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Early adoption is prohibited.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

(5)	Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Cash paid for acquisition:
Fair value of assets acquired	$—	48,264	—
Net liabilities assumed	—	(1,471)	—

Cash paid for acquisition, net of cash acquired	$—	46,793	—

Cash paid during the year for income taxes	$1,321	1,871	1,190

Non-cash financing activity:
Capital lease	$5,774	—	—

(6)	Investment in Discovery

Discovery was formed in the second quarter of 2007 as part of a restructuring (the “DCI Restructuring”) completed by Discovery Communications, Inc. (“DCI”). In the DCI Restructuring, DCI was converted into a limited liability company and became a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including DHC, became members of Discovery. Discovery is the successor reporting entity to DCI. In connection with the DCI Restructuring, Discovery applied “pushdown” accounting and each shareholder’s basis in DCI as of May 14, 2007 has been pushed down to Discovery. The result was $4.3 billion in goodwill being recorded by Discovery. Since goodwill is not amortizable, there is no current income statement impact for this change in basis.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple distribution platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the United States and internationally.

On May 14, 2007, Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash. Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, DHC owns a 66 2/3% interest in Discovery and Advance/Newhouse owns a 33 1/3% interest.

DHC continues to account for its investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict DHC’s ability to control Discovery. From January 1, 2006 through May 14, 2007, DHC recorded its 50% share of the earnings of DCI. Subsequent to May 14, 2007, DHC has recorded its 66 2/3% share of the earnings of Discovery.

DHC does not have access to the cash Discovery generates from its operations, unless Discovery makes a distribution with respect to its membership interests or makes other payments or advances to its members. Prior to May 14, 2007, DCI did not pay any dividends on its capital stock, and since that date, Discovery has not made any distributions to its members, and DHC does not have sufficient voting control to cause Discovery to make distributions or make other payments or advances to DHC.

DHC’s carrying value for Discovery was $3,271,553,000 at December 31, 2007. In addition, as described in note 8, $1,771,000,000 of enterprise-level goodwill has been allocated to the investment in Discovery.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	December 31,
	2007	2006
	amounts in thousands

Cash and cash equivalents	$44,951	52,263
Other current assets	1,032,282	918,373
Property and equipment	397,430	424,041
Goodwill and intangible assets	5,051,843	472,939
Programming rights, long term	1,048,193	1,253,553
Other assets	385,731	255,384

Total assets	$7,960,430	3,376,553

Current liabilities	$850,495	734,524
Long-term debt	4,109,085	2,633,237
Other liabilities	243,867	175,255
Mandatorily redeemable equity in subsidiaries	48,721	94,825
Members’ equity (deficit)	2,708,262	(261,288)

Total liabilities and members’ equity (deficit)	$7,960,430	3,376,553

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue	$3,127,333	2,883,671	2,544,358
Cost of revenue	(1,172,907)	(1,032,789)	(907,664)
Selling, general and administrative	(1,148,246)	(1,104,116)	(928,950)
Restructuring and other charges	(20,424)	—	—
Equity-based compensation	(141,377)	(39,233)	(49,465)
Depreciation and amortization	(130,576)	(122,037)	(112,653)
Asset impairment	(26,174)	—	—
Gain from disposition of business	134,671	—	—

Operating income	622,300	585,496	545,626
Interest expense, net	(248,757)	(194,255)	(184,585)
Other income (expense), net	(9,063)	28,634	(7,426)
Income tax expense	(77,466)	(190,381)	(173,427)

Earnings from continuing operations	287,014	229,494	180,188
Loss from discontinued operations, net of income tax	(65,023)	(22,318)	(20,568)

Net earnings	$221,991	207,176	159,620

DHC’s share of Discovery’s net earnings	$141,781	103,588	79,810

Note:	In the third quarter of 2007, Discovery closed its 103 mall-based and stand-alone Discovery Channel stores. As a result, Discovery’s consolidated statements of operations above have been prepared to reflect the retail store business as discontinued operations.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

(7)	Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006
	amounts in thousands

Property and equipment, net:
Land	$42,525	42,336
Buildings	222,375	217,210
Equipment	231,460	192,208

	496,360	451,754
Accumulated depreciation	(226,618)	(170,979)

	$269,742	280,775

(8)	Goodwill and Other Intangible Assets

The following table provides the activity and balances of goodwill:

	Creative	Network
	Services	Services
	Group	Group	Discovery	Total
	amounts in thousands

Net balance at January 1, 2006	$200,001	162,517	1,771,000	2,133,518
Acquisition of AccentHealth	—	32,224	—	32,224
Goodwill impairment	(93,402)	—	—	(93,402)
Foreign exchange and other	—	2,449	—	2,449

Net balance at December 31, 2006	106,599	197,190	1,771,000	2,074,789
Goodwill impairment	—	(165,347)	—	(165,347)
Foreign exchange and other	—	381	—	381

Net balance at December 31, 2007	$106,599	32,224	1,771,000	1,909,823

In connection with its 2007 annual evaluation of the recoverability of its goodwill, the Company estimated the value of its reporting units using a discounted cash flow analysis. The result of this valuation indicated that the fair value of the network services reporting unit was less than its carrying value. The network services reporting unit fair value was then used to calculate an implied value of the goodwill related to this reporting unit. The $165,347,000 excess of the carrying amount of the network services goodwill over its implied value was recorded as an impairment charge in the fourth quarter of 2007. The impairment charge is the result of lower future expectations for network services operating cash flow due to a continued decline in operating cash flow margins as a percent of revenue, resulting from competitive conditions in the entertainment and media services industries and increasingly complex customer requirements that are expected to continue for the foreseeable future.

On August 18, 2006, Ascent Media announced that it intended to streamline its structure into two global operating divisions — creative services group and network services group — to better align Ascent Media’s organization with the company’s strategic goals and to respond to changes within the industry driven by technology and customer requirements. The operations of the former media management services group were realigned with the other two groups and the realignment was completed in the fourth quarter of 2006. As a result of the restructuring and the declining revenue and operating cash flow performance of the former media management services group, including ongoing operating losses, this group was tested for goodwill impairment in the third quarter of 2006, prior to DHC’s annual goodwill valuation assessment of the entire company. DHC estimated the fair value of that reporting unit principally by using trading multiples of revenue and operating cash flows of similar

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

companies in the industry. In September 2006, Ascent Media recognized a goodwill impairment loss for the former media management services group of $93,402,000, which represents the excess of the carrying value over the implied fair value of such goodwill.

Included in other assets at December 31, 2007 are amortizable intangibles with a net book value of $4,120,000 and tradename intangibles (which are not subject to amortization) of $6,040,000.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded $1,591,000, $1,494,000 and $1,572,000, respectively, of amortization expense for other intangible assets.

(9)	Restructuring Charges

During 2007, 2006 and 2005, the Company completed certain restructuring activities designed to improve operating efficiencies and to strengthen its competitive position in the marketplace primarily through cost and expense reductions. In connection with these integration and consolidation initiatives, the Company recorded charges of $761,000, $12,092,000 and $4,112,000, respectively. The 2007 restructuring charge related primarily to severance in conjunction with the restructuring efforts within the United Kingdom creative services business. The 2006 restructuring charge related primarily to severance in the Corporate and other group in the United States and United Kingdom and to the closure of facilities in the United Kingdom. The 2005 restructuring charge relates primarily to the closure and consolidation of facilities in the United Kingdom.

The following table provides the activity and balances of the restructuring reserve. Such amounts are recorded in other accrued liabilities and other liabilities.

	Opening			Ending
	Balance	Additions	Deductions	Balance
	amounts in thousands

Excess facility costs and other
December 31, 2005	$2,589	4,112	(2,718)	3,983

Severance	155	9,005	(2,896)	6,264
Excess facility costs	3,828	3,087	(2,251)	4,664

December 31, 2006	$3,983	12,092	(5,147)	10,928

Severance	6,264	761	(5,681)	1,344
Excess facility costs	4,664	—	(2,703)	1,961

December 31, 2007	$10,928	761	(8,384)	3,305

(10)	Acquisitions

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

services group since the date of acquisition. On a pro forma basis, the results of operations of AccentHealth are not significant to those of DHC.

(11)	Income Taxes

The Company’s income tax benefit (expense) is as follows:

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Current
Federal	$(584)	(1,015)	—
State	(2,075)	(1,340)	(637)
Foreign	(145)	528	2,164

	(2,804)	(1,827)	1,527

Deferred
Federal	(46,079)	(33,711)	(26,402)
State	(9,925)	(7,250)	(20,743)
Foreign	(349)	(1,154)	(3,218)

	(56,353)	(42,115)	(50,363)

Total tax expense	$(59,157)	(43,942)	(48,836)

Components of pretax income (loss) are as follows:

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Domestic	$10,036	16,761	76,907
Foreign	(19,271)	(18,829)	5,205

	$(9,235)	(2,068)	82,112

Income tax benefit (expense) differs from the amounts computed by applying the U.S. federal income tax rate of 35% as a result of the following:

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Computed expected tax benefit (expense)	$3,232	724	(28,739)
State and local income taxes, net of federal income taxes	(3,015)	(4,477)	(3,976)
Change in valuation allowance affecting tax expense	(25,181)	(8,711)	1,630
Goodwill impairment not deductible for tax purposes	(26,421)	(26,655)	—
U.S. taxes on foreign income	(3,503)	776	34
Non-deductible expenses	(1,960)	(2,273)	(2,361)
Change in estimated state tax rate	—	—	(15,263)
Other, net	(2,309)	(3,326)	(161)

Income tax expense	$(59,157)	(43,942)	(48,836)

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
	amounts in thousands

Current assets:
Accounts receivable reserves	$3,127	3,572
Accrued liabilities	11,241	12,821

	14,368	16,393

Noncurrent assets:
Net operating loss carryforwards	58,309	61,956
Intangible assets	39,971	9,497
Other	5,809	8,527

	104,089	79,980

Total deferred tax assets, gross	118,457	96,373
Valuation allowance	(117,551)	(96,223)

Total deferred tax assets, net	906	150

Current liabilities:
Other	(2,000)	(1,761)

Noncurrent liabilities:
Investments	(1,228,965)	(1,174,744)
Other	(883)	—

	(1,229,848)	(1,174,744)

Total deferred tax liabilities	(1,231,848)	(1,176,505)

Net deferred tax liability	$(1,230,942)	(1,176,355)

The Company’s deferred tax assets and liabilities are reported in the accompanying consolidated balance sheets as follows:

	December 31,
	2007	2006
	amounts in thousands

Current deferred tax liabilities	$2,000	1,761
Long-term deferred tax liabilities, net of deferred tax assets	1,228,942	1,174,594

Net deferred tax liabilities	$1,230,942	1,176,355

At December 31, 2007, the Company has $53,084,000 and $536,608,000 in net operating loss carryforwards for federal and state tax purposes, respectively. These net operating losses expire, for federal purposes, as follows: $45,382,000 in 2022 and $7,702,000 in 2025. The state net operating losses expire at various times from 2013 through 2026. In addition, the Company has $1,181,000 of federal income tax credits, which may be carried forward indefinitely. The Company has $2,584,000 of state income tax credits, of which $2,342,000 will expire in the year 2012.

For tax years prior to the 2005 Spin Off, DHC was included in the consolidated tax returns of Liberty. The tax provisions included in the historical financial statements of DHC for these periods were prepared on a separate return basis. To the extent Liberty used net operating losses and capital losses (collectively, “NOLs”) generated by

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

DHC, such usage was reflected as a dividend from DHC to Liberty. However, because DHC was not expected to be able to use such NOLs, a full valuation allowance had been recorded by DHC and there was no impact to equity when the NOLs were dividended to Liberty. As required by federal and state tax regulations, a portion of the NOLs were allocated to DHC on the Spin Off Date. These NOLs remain subject to adjustments made by the respective taxing authorities. In the event that the NOLs are adjusted due to IRS or other tax authority audits or settlements, the amount of the NOLs allocated to DHC could be changed. In connection with its adoption of FIN 48, Liberty recorded reserves for tax positions related to periods prior to the 2005 Spin Off, which resulted in a reduction of its NOL’s for financial reporting purposes. As a result, the amount of DHC’s NOL’s utilized by Liberty while DHC was part of its consolidated income tax return is increased which in turn reduces the amount of NOLs allocated to DHC in the 2005 Spin Off. Accordingly, DHC reversed deferred tax assets of $4,157,000 and an offsetting amount in its valuation allowance with no net impact to its consolidated financial statements.

Subsequent to December 31, 2007, Liberty entered into an agreement with the IRS for certain tax issues related to periods prior to the 2005 Spin Off, which has the effect of reducing DHC’s federal and state NOLs by approximately $27 million and $54 million, respectively.

During the current year, management has determined that it is more likely than not that the Company will not realize the tax benefits associated with certain cumulative net operating loss carryforwards and other deferred tax assets. As such, the Company continues to maintain a valuation allowance of $117,551,000. The total valuation allowance increased $21,328,000 during the year ended December 31, 2007 as a result of an increase of $25,181,000, which affected tax expense, a decrease of $4,157,000 for the reversal of deferred tax assets allocated from Liberty as described above, and foreign exchange rate changes of $304,000.

Upon adoption of FIN 48 on January 1, 2007, the Company reversed $255,000 of tax liabilities included in its December 31, 2006 consolidated balance sheet with a corresponding decrease to accumulated deficit. Discovery recorded a $5,011,000 net tax liability upon adoption of FIN 48, and the Company recorded its 50% share, or $1,515,000, directly to accumulated deficit, net of a $991,000 deferred tax impact.

As of December 31, 2007, the Company’s tax reserves related to unrecognized tax benefits for uncertain tax positions were not significant. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2008.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in Other income, net in the accompanying consolidated statements of operations. As of December 31, 2007, accrued interest and penalties related to uncertain tax positions were not significant.

As of December 31, 2007, the Company’s tax returns for the period July 21, 2005 through December 31, 2007 remain subject to examination by the IRS for federal income tax purposes.

During 2007, 2006 and 2005, the Company provided $3,503,000, ($776,000) and ($34,000), respectively, of U.S. tax expense (benefit) for future repatriation of cash from its Singapore operations pursuant to APB 23. This charge represents all undistributed earnings from Singapore not previously taxed in the United States.

The Company has deficits from its United Kingdom and Mexican operations and therefore does not have any undistributed earnings subject to United States taxation.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

(12)	Stockholders’ Equity

Preferred Stock

DHC’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by DHC’s Board of Directors. As of December 31, 2007, no shares of preferred stock were issued.

Common Stock

Holders of DHC Series A common stock are entitled to one vote for each share held, and holders of DHC Series B common stock are entitled to 10 votes for each share held. Holders of DHC Series C common stock are not entitled to any voting powers, except as required by Delaware law. As of December 31, 2007, no shares of DHC Series C common stock were issued. Each share of the Series B common stock is convertible, at the option of the holder, into one share of Series A common stock. The Series A and Series B common stock participate on an equal basis with respect to dividends and distributions.

As of December 31, 2007, there were 1,152,292 shares of DHC Series A common stock and 2,996,525 shares of DHC Series B common stock reserved for issuance under exercise privileges of outstanding stock options.

(13)	Stock Options and Other Long-Term Incentive Compensation

Stock Options

In addition to the Spin Off DHC Awards, shareholders of DHC have approved the Discovery Holding Company 2005 Incentive Plan (the “2005 Incentive Plan”) and the Discovery Holding Company 2005 Nonemployee Director Incentive Plan (the “2005 NDIP”). The 2005 Incentive Plan and the 2005 NDIP provide for the grant of up to 10 million incentive awards and 5 million incentive awards, respectively.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase DHC Series A and Series B common stock.

	DHC		DHC
	Series A		Series B
	Common		Common
	Stock	WAEP	Stock	WAEP

Outstanding at January 1, 2007	1,943,804	$15.45	2,996,525	$18.87
Grants	40,000	$22.90	—
Exercises	(828,570)	$15.94	—
Cancellations	(2,942)	$31.61	—

Outstanding at December 31, 2007	1,152,292	$15.32	2,996,525	$18.87

Exercisable at December 31, 2007	926,743	$15.47	2,936,525	$18.93

As of December 31, 2007, the total compensation cost related to unvested equity awards was approximately $540,000. Such amount will be recognized in DHC’s consolidated statements of operations over a weighted average period of approximately 1.2 years.

  2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“Value”) is calculated as the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000 plus (ii) 5% of the increase in the calculated value of Ascent Media over a baseline value determined at the time of grant, divided by 10,000,000. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 438,500 PARs granted as of December 31, 2007. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media records a liability and a charge to expense based on the Value and percent vested at each reporting period. Ascent Media recorded 2006 Plan expense of $276,000 for the year ended December 31, 2007. No expense was recorded for the year ended December 31, 2006.

(14)	Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in DHC’s consolidated balance sheets and consolidated statements of stockholders’ equity reflect the aggregate of foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale securities and minimum pension liability adjustments.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

The change in the components of accumulated other comprehensive earnings (loss), net of taxes, is summarized as follows:

				Accumulated
	Foreign	Unrealized	Minimum	Other
	Currency	Holding	Pension	Comprehensive
	Translation	Gains (losses)	Liability	Earnings (loss),
	Adjustments	on Securities	Adjustment	Net of Taxes
	amounts in thousands

Balance at January 1, 2005	$12,033	277	—	12,310
Other comprehensive loss	(14,821)	651	—	(14,170)

Balance at December 31, 2005	(2,788)	928	—	(1,860)
Other comprehensive earnings	17,922	(148)	—	17,774

Balance at December 31, 2006	15,134	780	—	15,914
Other comprehensive earnings	7,934	(6,606)	(461)	867

Balance at December 31, 2007	$23,068	(5,826)	(461)	16,781

The components of other comprehensive earnings (loss) are reflected in DHC’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(Expense)	Net-of-tax
	Amount	Benefit	Amount
	amounts in thousands

Year ended December 31, 2007:
Foreign currency translation adjustments	$13,125	(5,191)	7,934
Unrealized holding losses on securities arising during period	(10,928)	4,322	(6,606)
Minimum pension liability adjustment	(763)	302	(461)

Other comprehensive earnings	$1,434	(567)	867

Year ended December 31, 2006:
Foreign currency translation adjustments	$29,648	(11,726)	17,922
Unrealized holding losses on securities arising during period	(245)	97	(148)

Other comprehensive earnings	$29,403	(11,629)	17,774

Year ended December 31, 2005:
Foreign currency translation adjustments	$(24,518)	9,697	(14,821)
Unrealized holding gains on securities arising during period	1,077	(426)	651

Other comprehensive loss	$(23,441)	9,271	(14,170)

(15)	Employee Benefit Plans

Ascent Media offers a 401(k) defined contribution plan covering most of its full-time domestic employees who are not eligible to participate in the Motion Picture Industry Pension and Health Plan (MPIPHP), a multi-employer defined benefit pension plan. Contributions to the MPIPHP are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Ascent Media also sponsors a pension plan for eligible employees of its foreign subsidiaries. Employer contributions are determined by Ascent Media’s board of directors. The plans are funded by employee and employer contributions. Total pension plan

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

expenses for the years ended December 31, 2007, 2006 and 2005 were $8,263,000, $7,868,000 and $7,109,000, respectively.

(16)	Commitments and Contingencies

Future minimum lease payments under scheduled operating leases, which are primarily for buildings, equipment and real estate, having initial or remaining noncancelable terms in excess of one year are as follows (in thousands):

Year ended December 31:
2008	$31,374
2009	$30,964
2010	$27,709
2011	$22,362
2012	$16,954
Thereafter	$62,080

Rent expense for noncancelable operating leases for real property and equipment was $31,539,000, $31,355,000 and $31,643,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Various lease arrangements contain options to extend terms and are subject to escalation clauses.

On December 31, 2003, Ascent Media acquired the operations of Sony Electronic’s systems integration center business and related assets, which we refer to as SIC. In exchange, Sony received the right to be paid in 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. and SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000, which liability is included in other accrued liabilities in the accompanying consolidated balance sheets. SIC is included in Ascent Media’s network services group.

The Company is involved in litigation and similar claims incidental to the conduct of its business. In management’s opinion, none of the pending actions is likely to have a material adverse impact on the Company’s financial position or results of operations.

(17)	Related Party Transactions

Certain third-party general and administrative and spin off related costs were paid by Liberty on behalf of the Company prior to the 2005 Spin Off and reflected as expenses in the accompanying consolidated statements of operations. In addition, certain general and administrative expenses are charged by Liberty to DHC pursuant to the Services Agreement. Such expenses aggregated $2,321,000, $2,260,000 and $5,080,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the years ended December 31, 2007, 2006 and 2005 aggregated $41,216,000, $33,741,000 and $34,189,000, respectively.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Based on the foregoing criteria, the Company’s business units have been aggregated into three reportable segments: the creative services group and the network services group, which are operating segments of Ascent Media, and Discovery, which is an equity affiliate. Corporate related items and unallocated income and expenses are reflected in the Corporate and other column listed below.

The creative services group provides various technical and creative services necessary to complete principal photography into final products, such as feature films, movie trailers, documentaries and independent films, episodic television, TV movies and mini-series, television commercials, music videos, interactive games and new digital media, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides origination, transmission/distribution and technical services to broadcast, cable and satellite programming networks, local television channels, broadcast syndicators, satellite broadcasters and other broadband telecommunications companies and private networks for viewers in North America, Europe, Asia and Latin America. Additionally, the networks services group provides systems integration, design, consulting, engineering and project management services.

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

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	Affiliate-
	Group	Group(1)	and Other	Total	Discovery
	amounts in thousands

Year ended December 31, 2007
Revenue from external customers	$420,504	286,710	—	707,214	3,127,333
Operating cash flow	$48,493	49,256	(30,831)	66,918	806,180
Capital expenditures	$23,494	19,789	3,832	47,115	80,553
Depreciation and amortization	$33,089	28,636	6,007	67,732	130,576
Total assets	$369,845	257,679	5,238,228	5,865,752	7,960,430
Year ended December 31, 2006
Revenue from external customers	$417,876	270,211	—	688,087	2,883,671
Operating cash flow	$48,035	47,005	(36,311)	58,729	746,766
Capital expenditures	$27,126	44,331	6,084	77,541	90,138
Depreciation and amortization	$38,661	23,055	6,213	67,929	122,037
Total assets	$410,313	382,848	5,077,821	5,870,982	3,376,553
Year ended December 31, 2005
Revenue from external customers	$421,797	272,712	—	694,509	2,544,358
Operating cash flow	$65,098	52,797	(39,270)	78,625	707,744
Capital expenditures	$47,179	38,476	4,871	90,526	99,684
Depreciation and amortization	$38,644	27,046	10,687	76,377	112,653
Total assets	$470,213	323,558	5,025,465	5,819,236	3,174,620

(1)	Included in Network Services Group revenue is broadcast services revenue of $158,273,000, $158,151,000 and $149,568,000 and systems integration revenue of $128,437,000, $112,060,000 and $123,144,000 in 2007, 2006 and 2005, respectively.

The following table provides a reconciliation of segment operating cash flow to earnings (loss) before income taxes.

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Segment operating cash flow	$66,918	58,729	78,625
Stock-based compensation	(1,129)	(1,817)	(4,383)
Restructuring and other charges	(761)	(12,092)	(4,112)
Depreciation and amortization	(67,732)	(67,929)	(76,377)
Impairment of goodwill	(165,347)	(93,402)	—
Share of earnings of Discovery	141,781	103,588	79,810
Other, net	17,035	10,855	8,549

Earnings (loss) before income taxes	$(9,235)	(2,068)	82,112

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Consolidated financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Years Ended December 31,
	2007	2006	2005
	amounts in thousands

Revenue
United States	$561,594	535,792	525,288
United Kingdom	120,821	129,540	149,928
Other countries	24,799	22,755	19,293

	$707,214	688,087	694,509

Property and equipment, net
United States	$178,299	184,052
United Kingdom	68,548	70,363
Other countries	22,895	26,360

	$269,742	280,775

(19)	Quarterly Financial Information (Unaudited)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	amounts in thousands, except per share amounts

2007:
Revenue	$173,882	177,220	177,913	178,199

Operating income (loss)	$(1,201)	(2,929)	(1,553)	(161,960)

Net earnings (loss)	$20,464	74,217	7,507	(170,580)

Basic and diluted net earnings (loss) per common share	$.07	.26	.03	(.61)

2006:
Revenue	$153,568	165,789	169,876	198,854

Operating loss	$(2,857)	(6,252)	(97,350)	(8,678)

Net earnings (loss)	$11,615	13,734	(76,633)	5,274

Basic and diluted net earnings (loss) per common share	$.04	.05	(.27)	.02

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2008 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2008:

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

We will file our definitive proxy statement for our 2008 Annual Meeting of stockholders with the Securities and Exchange Commission on or before April 30, 2008.

III-1

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)  Financial Statements

Included in Part II of this Report:

(a) (2)  Financial Statement Schedules

Included in Part IV of this Report:

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for Discovery Communications Holding, LLC:

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks, filed herewith.
10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21 — Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Discovery Communications, Inc.:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of changes in stockholders’ deficit, and of cash flows, present fairly, in all material respects, the financial position of Discovery Communications, Inc. and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the period from January 1, 2007 through May 14, 2007, and for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007.

McLean, Virginia
February 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of
Discovery Communications Holding, LLC:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of changes in members’ equity, and of cash flows, present fairly, in all material respects, the financial position of Discovery Communications Holding, LLC and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the period from May 15, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

McLean, Virginia
February 14, 2008

DISCOVERY COMMUNICATIONS HOLDING, LLC

Consolidated Balance Sheets

	Successor	Predecessor
	Company	Company
	December 31, 2007	December 31, 2006
	in thousands, except share data
ASSETS
Current assets
Cash and cash equivalents	$44,951	$52,263
Accounts receivable, less allowances of $22,419 and $25,175	741,745	657,552
Inventories	10,293	35,716
Deferred income taxes	103,723	76,156
Content rights, net	79,162	64,395
Other current assets	97,359	84,554

Total current assets	1,077,233	970,636

Property and equipment, net	397,430	424,041
Content rights, net, less current portion	1,048,193	1,253,553
Deferred launch incentives	242,655	207,032
Goodwill	4,870,187	365,266
Intangibles, net	181,656	107,673
Investments in and advances to unconsolidated affiliates	100,724	15,564
Other assets	42,352	32,788

TOTAL ASSETS	$7,960,430	$3,376,553

LIABILITIES AND MEMBERS’ EQUITY/STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$267,818	$316,804
Accrued payroll and employee benefits	183,823	122,431
Launch incentives payable	1,544	17,978
Content rights payable	56,334	57,694
Current portion of long-term incentive plan liabilities	141,562	43,274
Current portion of long-term debt	32,006	7,546
Income taxes payable	23,629	55,264
Unearned revenue	78,155	68,339
Other current liabilities	65,624	45,194

Total current liabilities	850,495	734,524

Long-term debt, less current portion	4,109,085	2,633,237
Derivative financial instruments, less current portion	49,110	8,282
Launch incentives payable, less current portion	6,114	10,791
Long-term incentive plan liabilities, less current portion	—	41,186
Content rights payable, less current portion	2,459	3,846
Deferred income taxes	10,619	46,289
Other liabilities	175,565	64,861

Total liabilities	5,203,447	3,543,016

Mandatorily redeemable interests in subsidiaries	48,721	94,825

Commitments and contingencies
Members’ Equity/Stockholders’ deficit
Class A common stock; $.01 par value; zero shares authorized, issued or outstanding at December 31, 2007; 100,000 shares authorized, 51,119 shares issued, less 719 shares of treasury stock at December 31, 2006	—	1
Class B common stock; $.01 par value; zero shares authorized, issued or outstanding at December 31, 2007; 60,000 shares authorized, 50,615 shares issued and held in treasury stock at December 31, 2006	—	—
Additional paid-in capital	—	21,093
Members’ equity (51,119 member units issued, less 13,319 repurchased and retired)	2,533,694	—
Retained earnings (deficit)	184,712	(306,135)
Accumulated other comprehensive (loss) income	(10,144)	23,753

Total members’ equity/stockholders’ deficit	2,708,262	(261,288)

TOTAL LIABILITIES AND MEMBERS’ EQUITY/STOCKHOLDERS’ DEFICIT	$7,960,430	$3,376,553

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Consolidated Statements of Operations

	Successor
	Company	Predecessor Company
	May 15, 2007	January 1, 2007	Year Ended	Year Ended
	through	through	December 31,	December 31,
	December 31, 2007	May 14, 2007	2006	2005
	in thousands
OPERATING REVENUE
Advertising	$874,894	$470,139	$1,243,500	$1,187,823
Distribution	930,386	547,093	1,434,901	1,198,686
Other	222,626	82,195	205,270	157,849

Total operating revenue	2,027,906	1,099,427	2,883,671	2,544,358

OPERATING EXPENSES
Cost of revenue, exclusive of depreciation and amortization shown below	799,716	373,191	1,032,789	907,664
Selling, general and administrative	823,918	486,129	1,143,349	978,415
Depreciation and amortization	82,807	73,943	122,037	112,653
Gain from disposition of business	(134,671)	—	—	—

Total operating expenses	1,571,770	933,263	2,298,175	1,998,732

INCOME FROM OPERATIONS	456,136	166,164	585,496	545,626

OTHER INCOME (EXPENSE)
Interest, net	(180,157)	(68,600)	(194,255)	(184,585)
Realized and unrealized (losses) gains from non-hedged derivative instruments, net	(10,986)	2,350	22,558	22,499
Minority interests in consolidated subsidiaries	(7,133)	(1,133)	(2,451)	(43,696)
Equity in earnings of unconsolidated affiliates	5,093	3,529	7,060	4,660
Other, net	(448)	(335)	1,467	9,111

Total other expense, net	(193,631)	(64,189)	(165,621)	(192,011)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	262,505	101,975	419,875	353,615

Income tax expense	25,303	52,163	190,381	173,427

INCOME FROM CONTINUING OPERATIONS	237,202	49,812	229,494	180,188

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income tax benefit	(52,490)	(12,533)	(22,318)	(20,568)

LOSS FROM DISCONTINUED OPERATIONS	(52,490)	(12,533)	(22,318)	(20,568)

NET INCOME	$184,712	$37,279	$207,176	$159,620

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Consolidated Statements of Cash Flows

	Successor
	Company	Predecessor Company
	May 15, 2007	January 1, 2007	Year Ended	Year Ended
	through	through	December 31,	December 31,
	December 31, 2007	May 14, 2007	2006	2005
	in thousands
OPERATING ACTIVITIES
Net income	$184,712	$37,279	$207,176	$159,620
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation and amortization	111,208	77,186	133,634	123,209
Amortization of deferred launch incentives and representation rights	58,425	37,158	77,778	83,411
Provision (reversal) for losses on accounts receivable	(2)	1,855	3,691	12,217
Expenses arising from long-term incentive plans	78,527	62,850	39,233	49,465
Equity in earnings of unconsolidated affiliates	(5,093)	(3,529)	(7,060)	(4,660)
Deferred income taxes	(70,978)	10,511	108,903	109,383
Realized and unrealized gains on derivative financial instruments, net	10,986	(2,350)	(22,558)	(22,499)
Gain from disposition of business	(134,671)	—	—	—
Non-cash minority interest charges	7,133	1,133	2,451	43,696
Gain on sale of investments	—	—	(1,467)	(12,793)
Other non-cash (income) charges	1,733	(4,263)	2,447	9,675
Changes in assets and liabilities, net of business combinations and dispositions:
Accounts receivable	(45,808)	(29,507)	(84,598)	(37,207)
Inventories	21,666	4,805	(4,560)	1,853
Other assets	27,682	(23,872)	(7,434)	(18,748)
Content rights, net of payables	110,811	(2,689)	(84,377)	(108,155)
Accounts payable and accrued liabilities	119,769	(93,260)	73,646	47,913
Representation rights	—	—	93,233	(6,000)
Deferred launch incentives	(25,623)	(197,624)	(49,386)	(35,731)
Long-term incentive plan liabilities	(76,315)	(7,773)	(841)	(325,756)

Cash provided by (used in) operations	374,162	(132,090)	479,911	68,893

INVESTING ACTIVITIES
Acquisition of property and equipment	(55,965)	(24,588)	(90,138)	(99,684)
Business combinations, net of cash acquired	(306,094)	—	(194,905)	(400)
Purchase of intangibles	—	—	—	(583)
Investments in and advances to unconsolidated affiliates	—	—	—	(363)
Redemption of interests in subsidiaries	—	(44,000)	(180,000)	(92,874)
Proceeds from sale of investments	—	—	1,467	14,664

Cash used in investing activities	(362,059)	(68,588)	(463,576)	(179,240)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	1,286,362	211,277	316,813	1,785,955
Principal payments of long-term debt	(11,742)	(2,356)	(307,030)	(1,697,068)
Deferred financing fees	(4,690)	(16)	(1,144)	(4,810)
Repurchase of member’s interest	(1,284,544)	—	—	—
Contributions from minority shareholders	—	—	—	603
Other financing	(17,590)	(2,473)	(9,963)	32,153

Cash (used in) provided by financing activities	(32,204)	206,432	(1,324)	116,833

Effect of exchange rate changes on cash and cash equivalents	2,658	4,377	2,761	3,723
CHANGE IN CASH AND CASH EQUIVALENTS	(17,443)	10,131	17,772	10,209
Cash and cash equivalents, beginning of period	62,394	52,263	34,491	24,282
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,951	$62,394	$52,263	$34,491

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Consolidated Statements of Changes in Member’s Equity and Stockholders’ Deficit

					Accumulated Other
					Comprehensive Income (Loss)
							Unrealized
			Additional				Gain
			Paid-in			Unrealized	(Loss)
	Class A		Capital/	Retained	Foreign	Gain	from
	Common Stock		Members’	Earnings	Currency	(Loss) on	Hedging
	At Par	Redeemable	Equity	(Deficit)	Translation	Investment	Activities	TOTAL
	in thousands

Predecessor Company:
Balance, December 31, 2004	$1	$—	$21,093	$(672,931)	$22,732	$1,179	$—	$(627,926)
Comprehensive income
Net income				159,620
Foreign currency translation, net of tax of $9.6 million					(16,017)
Unrealized loss on investments, net of tax of $0.1 million						(101)
Unamortized gain on cash flow hedge, net of tax of $1.3 million							2,066
Total comprehensive income								145,568

Balance, December 31, 2005	$1	$—	$21,093	$(513,311)	$6,715	$1,078	$2,066	$(482,358)

Comprehensive income
Net income				$207,176
Foreign currency translation, net of tax of $8.8 million					$14,458
Unrealized loss on investments, net of tax of $0.2 million						$(355)
Amortization of gain on cash flow hedge, net of tax of $0.1 million							$(209)
Total comprehensive income								$221,070

Balance, December 31, 2006	$1	$—	$21,093	$(306,135)	$21,173	$723	$1,857	$(261,288)

Comprehensive income
Net income for the period January 1, 2007 through May 14, 2007				37,279
Foreign currency translation, net of tax of $4.7 million					7,691
Unrealized gain on investments, net of tax of $0.9 million						1,552
Amortization of gain on cash flow hedge							(77)
Cumulative effect for the adoption of FIN 48				(5,011)
Total comprehensive income								41,434

Balance, May 14, 2007	$1	$—	$21,093	$(273,867)	$28,864	$2,275	$1,780	$(219,854)

Successor Company:
Formation of Successor Company
Pushdown of investor basis			4,392,804					4,392,804
Comprehensive income
Net income for the period May 15, 2007 through December 31, 2007				184,712
Foreign currency translation, net of tax of $4.4 million					7,354
Unrealized gain on investments, net of tax of $1.8 million						3,011
Changes from hedging activities, net of tax of $12.2 million							(20,509)
Total comprehensive income								174,568
Repurchase of members’ interest			(1,859,110)					(1,859,110)

Balance, December 31, 2007			$2,533,694	$184,712	$7,354	$3,011	$(20,509)	$2,708,262

The accompanying notes are an integral part of these consolidated financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements

1.  Basis of Presentation and Description of Business

  Basis of Presentation

Discovery Communications Holding, LLC (“Discovery” or “the Company”) was formed through a conversion completed by Discovery Communications, Inc. (“DCI” or “the Predecessor Company”) on May 14, 2007. As part of the conversion, DCI became Discovery Communications, LLC (“DCL”), a wholly-owned subsidiary of Discovery, and the former shareholders of DCI, including Cox Communications Holdings, Inc. (“Cox”), Advance/Newhouse Programming Partnerships, and Discovery Holding Company (“DHC”) became members of Discovery. Subsequent to this conversion, each of the members of Discovery held the same ownership interests in Discovery as their previous capital stock ownership interest had been in DCI.

The formation of Discovery required “pushdown” accounting and each shareholder’s basis has been pushed down to Discovery. The pushdown of the investors’ bases resulted in the recording of approximately $4.6 billion of additional goodwill, which had been previously recorded on the investors’ books. No other basis differentials existed on the investors’ books; therefore, no other assets or liabilities were adjusted. The application of push down accounting represents the termination of the predecessor reporting entity, DCI, and the creation of the successor reporting entity, Discovery. Accordingly, the results for the year ended December 31, 2007 are required to be presented as two distinct periods. The “Predecessor” period refers to the period from January 1 through May 14, 2007, while the “Successor” period refers to the period from May 15 through December 31, 2007. Accordingly, a vertical black line is shown to separate the Company financial statements from those of the Predecessor Company for periods ended prior to May 15, 2007. As the entire pushdown was associated with non-amortizable goodwill, there was no adjustment to the income statement during the Successor period as a result of this transaction.

Subsequent to the formation of Discovery, Cox exchanged its 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held the Travel Channel and travelchannel.com (collectively, the “Travel Business”) and approximately $1.3 billion in cash. Discovery retired the membership interest previously owned by Cox. The distribution of the Travel Business, which was valued at $575.0 million, resulted in a $134.7 million tax-free gain included in continuing operations. The gain was net of $280.8 million in reporting unit goodwill and $159.5 million in net assets. The net impact to goodwill as a result of the pushdown of investor basis and disposition of the Travel Business was $4.3 billion.

  Description of Business

Discovery is a global media and entertainment company that provides original and purchased cable and satellite television programming across multiple platforms in the United States and over 170 other countries. Discovery also develops and sells proprietary merchandise, other products and educational product lines in the United States and internationally. Discovery operates through three divisions: (1) U.S. networks, (2) international networks, and (3) Discovery commerce and education.

2.  Summary of Significant Accounting Policies

  Principles of Consolidation

The consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” as revised in December 2003 (“FIN 46R”) and to assess whether it is the primary beneficiary of such entities. Variable Interest Entities (“VIEs”)are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders possess rights not proportionate to their ownership. The equity method of accounting is used for affiliates over which the Company exercises significant influence but does not control.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

All inter-company accounts and transactions have been eliminated in consolidation.

  Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and could have a material impact on the consolidated financial statements.

  Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 gives entities the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. FAS 159 is effective for the Company as of the beginning of the Company’s 2008 fiscal year. The Company expects to adopt fair value accounting for its equity investment in HSWi (see Note 4). The impact could be material to the financial statements depending upon changes in fair value. The Company is currently assessing the potential effect of FAS 159 on its other assets and liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. FAS 157 requires expanded disclosures about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. FAS 157 will be effective for the Company’s 2008 fiscal year. The Company is currently assessing the potential effect of FAS 157 on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the Company’s 2009 fiscal year.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, FAS 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. FAS 160 is effective for the Company’s 2009 fiscal year. FAS 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company is currently assessing the potential effect of FAS 160 on its financial statements.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

  Revenue Recognition

The Company derives revenue from three primary sources: (1) advertising revenue for commercial spots aired on the Company’s networks and websites, (2) distribution revenue from cable system and satellite operators (distributors), and (3) Other, which is largely e-commerce and educational sales.

Advertising revenue is recorded net of agency commissions and audience deficiency liabilities in the period advertising spots are broadcast. Distribution revenue is recognized over the service period, net of launch incentives and other vendor consideration. E-commerce and educational product revenues are recognized either at the point-of-sale or upon product shipment. Educational service sales are generally recognized ratably over the term of the agreement.

  Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $107.7 million, $71.6 million, $207.7 million and $208.6 million were incurred from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively.

  Cash and Cash Equivalents

Highly liquid investments with original maturities of ninety days or less are recorded as cash equivalents. Restricted cash of $7.6 million and $7.1 million is included in other current assets as of December 31, 2007 and 2006, respectively. Book overdrafts representing outstanding checks in excess of funds on deposit are a component of accounts payable and total $10.9 million and $30.9 million in 2007 and 2006, respectively.

  Derivative Financial Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), requires every derivative instrument to be recorded on the balance sheet at fair value as either an asset or a liability. The statement also requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company uses financial instruments designated as cash flow hedges. The effective changes in fair value of derivatives designated as cash flow hedges are recorded in accumulated other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) as interest expense is recorded for debt. The Company uses the cumulative dollar offset method to assess effectiveness. To be highly effective, the ratio calculated by dividing the cumulative change in the value of the actual swap by the cumulative change in the hypothetical swap must be between 80% and 125%. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company uses derivatives instruments principally to manage the risk associated with the movements of foreign currency exchange rates and changes in interest rates that will affect the cash flows of its debt transactions. See Note 17 for additional information regarding derivative instruments held by the Company and risk management strategies.

  Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the weighted average cost method.

  Content Rights

Costs incurred in the direct production, co-production or licensing of content rights are capitalized and stated at the lower of unamortized cost, fair value, or net realizable value. The Company evaluates the net realizable value of content by considering the fair value of the underlying produced and co-produced content and the net realizable values of the licensed content quarterly.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

The costs of produced and co-produced content airing on the Company’s networks are capitalized and amortized based on the expected realization of revenues, resulting in an accelerated basis over four years for developed networks (Discovery Channel, TLC and Animal Planet) in the United States, and a straight-line basis over no longer than five years for developing networks (all other networks in the United States) and all networks in the International division. The cost of licensed content is capitalized and amortized over the term of the license period based on the expected realization of revenues, resulting in an accelerated basis for developed networks in the United States, and a straight-line basis for all International networks, developing networks in the United States and educational ventures. The costs of content for electronic, video and hardcopy educational supplements are amortized on a straight-line basis over a three to five year period.

All produced and co-produced content is classified as long-term. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset. The Company’s co-production arrangements generally represent the sharing of production cost. The Company records its share of costs gross and records no amounts for the portion of costs borne by the other party as the Company does not share any associated economics of exploitation.

  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the estimated useful lives of three to seven years for equipment, furniture and fixtures, five to forty years for building structure and construction, and six to twelve years for satellite transponders. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases, beginning on the date the asset is put into use. Equipment under capital lease represents the present value of the minimum lease payments at the inception of the lease, net of accumulated depreciation.

  Capitalized Software Costs

All capitalized software costs are for internal use. Capitalization of costs occurs during the application development stage. Costs incurred during the pre and post implementation stages are expensed as incurred. Capitalized costs are amortized on a straight-line basis over their estimated useful lives of one to five years. Unamortized capitalized costs totaled $57.1 million and $61.4 million at December 31, 2007 and 2006 respectively. Software costs of $8.7 million, $7.2 million, $21.6 million and $23.2 million were capitalized from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Amortization of capitalized software costs totaled $12.7 million, $7.3 million, $18.3 million, and $19.3 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. There were no write-offs for capitalized software costs during 2007, 2006 and 2005.

  Recoverability of Long-Lived Assets, Goodwill, and Intangible Assets

The Company annually assesses the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, including deferred launch incentives, to determine whether impairment may exist, unless indicators of impairment become evident requiring immediate assessment. Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other asset groups are determined based on discounted cash flows, market multiples, or comparable assets as appropriate. During the Predecessor period, DCI recorded an asset impairment of $26.2 million for education assets related to its consumer business, which is included as a component of depreciation and amortization. During the Successor period, the Company recorded a $28.3 million

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

write-off of leasehold improvements related to store closures which is included in loss from discontinued operations.

The determination of recoverability of goodwill and other intangibles and long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

  Deferred Launch Incentives

Consideration issued to cable and satellite distributors in connection with the execution of long-term network distribution agreements is deferred and amortized on a straight-line basis as a reduction to revenue over the terms of the agreements. Obligations for fixed launch incentives are recorded at the inception of the agreement. Following the renewal of a distribution agreement, the remaining deferred consideration is amortized over the extended period. Amortization of deferred launch incentives and interest on unpaid deferred launch incentives was $61.4 million, $39.0 million, $79.1 million and $74.1 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. During 2007, in connection with the settlement of terms under a pre-existing distribution agreement, Discovery completed negotiations for the renewal of long-term distribution agreements for certain of its U.K. networks and paid a distributor $195.8 million, most of which is being amortized over a 5 year period.

  Foreign Currency Translation

The Company’s foreign subsidiaries’ assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The resulting translation adjustments are included as a separate component of members’ equity/stockholders’ deficit in accumulated other comprehensive income (loss). Intercompany accounts of a trading nature are revalued at exchange rates in effect at each month end and are included as part of operating income in the consolidated Statements of Operations.

  Long-term Incentive Plans

Prior to August 2005, DCI maintained two unit-based, cash settled, long-term incentive plans. Under these plans, unit awards, which vest over a period of years, were granted to eligible employees and increased or decreased in value based on a specified formula of DCI’s business metrics. DCI accounted for these units similar to stock appreciation rights and applied the guidance in FASB Interpretation Number 28, “Accounting for Stock Issued to Employees” (“FIN 28”). Accordingly, DCI adjusted compensation expense for changes in the accrued value of these awards over the period outstanding.

In August 2005, DCI discontinued one of its long-term incentive plans and settled all amounts with cash payments. In October 2005, DCI established a new long-term incentive plan for certain eligible employees. Substantially all participants in the remaining plan redeemed their vested units for cash payment and received units in the new plan.

Under the new plan, eligible employees receive cash settled unit awards indexed to the price of Class A DHC stock. As the units are indexed to the equity of another entity, the Company treats the units similar to a derivative, by determining their fair value each reporting period. The Company attributes compensation expense for the new awards on a straight-line basis; the Company attributes compensation expense for the initial grant of partially vested units by continuing to apply the FIN 28 model that was utilized over the awards’ original vesting periods. Once units are fully vested, the Company recognizes all mark-to-market adjustments to fair value in each period as compensation expense. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

Accounting Bulletin No. 107 (“SAB 107”) regarding the classification of compensation expense associated with share-based payment awards. By applying the provisions of SAB 107, all long term incentive compensation expense is recorded as a component of selling, general and administrative expenses.

The Company classifies as a current liability the lesser of 100% of the intrinsic value of the units that are vested or will become vested within one year or the Black-Scholes value of units that have been attributed. Upon voluntary termination of employment, the Company distributes 100% of unit benefits if employees agree to certain provisions. Prior to a plan amendment in August 2007, the Company classified as a current liability 75% of the intrinsic value of vested units or units vesting within one year, as this amount corresponded to the value potentially payable should all participants separate from the Company. Upon voluntary termination of employment, the Company distributed 75% of unit benefits. The remainder was paid at the one-year anniversary of termination date. The August 2007 plan amendment eliminated the deferral of the final 25%. As such, employees are paid 100% of their vested amount upon separation from the Company.

Mandatorily Redeemable Interest in Subsidiaries

For those instruments with an estimated redemption value, mandatorily redeemable interest in subsidiaries is accreted or decreted to an estimated redemption value ratably over the period to the redemption date. Accretion and decretion are recorded as a component of minority interest expense. For instruments with a specified rate of return, DCI records interest expense as incurred. Cash receipts and payments for the sale or purchase of mandatorily redeemable interests in subsidiaries are included as a component of investing cash flows.

Minority Interest

In addition to the accretion and decretion on redeemable minority interests, the Company records minority interest expense for the portion of the earnings of consolidated entities which are applicable to the minority interest partners.

Treasury Stock

Treasury stock is accounted for using the cost method by DCI, the Predecessor. The repurchased shares are held in treasury and are presented as if retired. There was no treasury stock activity from January 1, 2007 through May 14, 2007 or for the year ended December 31, 2006. Discovery, the Successor, purchased and retired the membership equity of Cox. (See Note 1 Basis of Presentation and Description of Business.)

Discontinued Operations

In determining whether a group of assets disposed of should be presented as a discontinued operation, the Company makes a determination as to whether the group of assets being disposed of comprises a component of the entity, which requires cash flows that can be clearly distinguished from the rest of the entity. The Company also determines whether the cash flows associated with the group of assets have been or will be significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. The Company has elected not to segregate the cash flows from discontinued operations in its presentation of the Statements of Cash Flows.

Income Taxes

Income taxes are recorded using the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not such assets will be unrealized.

Effective January 1, 2007, DCI adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In instances where the Company has taken or expects to take a tax position in its tax return and the Company believes it is more likely than not that such tax position will be upheld by the relevant taxing authority upon settlement, the Company may record the benefits of such tax position in its consolidated financial statements. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48, DCI recorded a $5.0 million net tax liability recorded directly to accumulated deficit.

3.	Supplemental Disclosures to Consolidated Statements of Cash Flows

	Successor	Predecessor
	May 15	January 1
	through	through
	December 31,	May 14,
	2007	2007	2006	2005
	in thousands
Cash paid for acquisitions:
Fair value of assets acquired	$419,154	$—	$223,293	$400
Fair value of liabilities Assumed	(113,060)	—	(28,388)	—

Cash paid for acquisitions, net of cash acquired	$306,094	$—	$194,905	$400

Cash paid for interest	$179,669	$77,849	$196,195	$171,151
Cash paid for income taxes	$58,323	$16,554	$70,215	$27,678

4.	Business Combinations

On December 17, 2007, Discovery completed its acquisition of HowStuffWorks.com (“HSW”), an on-line source of explanations of how the world actually works. This acquisition provides an additional platform for Discovery’s library of video content and positions its brands as a hub for satisfying curiosity on both television and on-line. The results of operations have been included in the consolidated financial statements since December 17, 2007. The aggregate purchase price was $264.9 million, including $14.9 million of transaction costs. The Company also assumed net working capital of $1.1 million, content of $9.0 million, and deferred tax liabilities of $44.6 million. As of December 31, 2007, $4.6 million of the purchase price has not yet been paid. Of the $269.6 million of acquired intangibles, $95.8 million was ascribed to intangibles subject to amortization with useful lives between two and five years and the balance of $173.8 million to non-tax deductible goodwill. Acquired intangibles include trademarks, customer lists, and other items with weighted average useful lives of 4 years. The Company funded the purchase through additional borrowings under its credit facilities. HSW’s content is highly ranked by the world’s leading search engines and provides a natural link to the Company’s video library. The purchase provides the Company with an expanded platform for content, additional ad sales outlet, and brand enhancement.

As part of the transaction, Discovery acquired approximately 49.5% of HSW International, Inc. (“HSWi”) outstanding shares, resulting in an investment balance of $79.4 million. Discovery has gained voting rights which are capped at 45% of the outstanding votes, three non-controlling board seats and certain other governance rights. As a result of its noncontrolling interest, the Company has recorded its investment in HSWi under the equity method. Discovery will hold approximately 77% of these shares over a period of at least 12-24 months. Per terms of

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

the agreement, the Company may distribute the HSWi stock or sell and distribute substantially all of the proceeds to former HSW shareholders. The Company initially recorded a liability of $53.7 million at closing, which represents its estimated obligation to the HSW shareholders. The Company has estimated the fair value of its investment and associated liability with information from an investment bank. The Company will adjust the liability each period to fair value through adjustments to earnings. The valuation considers forecasted operating results and market valuation factors. The estimated liability at December 31, 2007 is unchanged from December 17, 2007. HSWi has a perpetual royalty free license to exploit HSW content in certain foreign markets.

On July 31, 2007, the Company acquired Treehugger.com, an eco-lifestyle website for $10.0 million. As of December 31, 2007, $1.8 million of this purchase price has not yet been paid. The results of operations have been included in the consolidated financial statements since that date. The acquisition furthers the Company’s goal of developing original programming related to the environment, sustainable development, conservation and organic living. The Company also has certain contingent considerations in connection with this acquisition payable in the event specific business metrics are achieved totaling up to $6.0 million over 2 years, which could result in the recording of additional goodwill.

Subsequent to the formation of Discovery, the Company acquired an additional 5% interest in Animal Planet L.P. (“APLP”) from Cox for $37.0 million. This transaction increased the Company’s ownership interest in APLP from 80% to 85% and has been recorded as a step acquisition. The $37.0 million has been recorded as brand intangibles of $7.0 million, affiliate relationships of $10.0 million, and goodwill of $17.0 million. The brand intangibles and affiliate relationships will be amortized over 10 years.

The following table summarizes the combined estimated fair values of the assets acquired and the liabilities assumed at the dates of acquisition in 2007 for HSW, Animal Planet additional 5% interest and Treehugger.com. The HSW fair value allocation of assets and liabilities is preliminary because the acquisition closed December 17, 2007 and the fair value determination of assets and liabilities are subject to finalization.

HSW, Animal Planet and
Asset (Liability)	Treehugger, Combined
in thousands

Current assets and content	$22,399
Investment in HSWi stock	79,375
Other tangible assets	1,313
Finite-lived intangibles (including brand names, customer lists and trademarks)	119,421
Goodwill	196,646
Liabilities assumed	(14,753)
Deferred taxes	(44,585)
Estimated redemption liability to HSW shareholders	(53,722)

Cash paid, net of cash acquired	$306,094

During February 2006, DCI acquired 98% of DMAX (formerly known as XXP), a free-to-air network in Germany. The results of operations have been included in the consolidated financial statements since that date. The acquisition of a free-to-air network is intended to support strengthening global presence. The aggregate purchase price was $60.2 million primarily in cash. Of the $54.3 million of acquired intangible assets, $23.0 million was assigned to contract-based distribution channels subject to amortization with a useful life of approximately 5 years and the remaining balance of $31.3 million to goodwill. During 2007, Discovery acquired the remaining 2% in conjunction with the return of purchase escrow balances, for a net cash return amount of $8.1 million.

In March 2006, DCI acquired all of the outstanding common shares of Antenna Audio Limited (“Antenna”), a provider of audio tours and multimedia at museums and cultural attractions around the globe. The results of

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

Antenna’s operations have been included in the consolidated financial statements since that date. DCI acquired Antenna to facilitate the expansion of its Travel brand and media content to other platforms. The aggregate purchase price was $64.4 million, primarily in cash. Of the $49.1 million of acquired intangibles, $6.4 million was assigned to assets subject to amortization with useful lives between two and seven years and the balance of $42.7 million to goodwill. Antenna and the Travel Channel had been integrated within a single reporting.

In 2006, DCI also acquired the following four entities for a total cost of $70.4 million, which was paid primarily in cash:

•	Petfinder.com, a facilitator of pet adoptions and PetsIncredible, a producer and distributor of pet-training videos. During 2007, the former owners earned payment of certain contingent consideration in connection with this acquisition, resulting in the addition of $11.0 million in goodwill.

•	Clearvue and SVE, Inc., a provider of curriculum-oriented media educational products.

•	Academy123, Inc., a provider of on-line supplemental, educational content focusing largely on mathematics and sciences. In May 2007, Discovery recorded an asset impairment of $20.6 million, including $11.5 million of goodwill, for goodwill and intangible assets established during 2006 related to Academy 123, Inc. The business had not been integrated into the education reporting unit, and management decided to scale back its education business to consumers.

•	Thinklink, Inc., a provider of formative assessment testing services to schools servicing students in grades K through 12.

Goodwill recognized for these transactions amounted to $27.9 million in 2006. Purchased identifiable intangible assets for these acquisitions are being amortized on a straight-line basis over lives ranging from one to ten years (weighted-average life of 4.4 years).

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the dates of acquisition in 2006.

DMAX, Antenna and
Other Acquisitions,
Asset (Liability)	Combined
in thousands

Current assets and content	$40,365
Other tangible assets	7,765
Finite-lived intangible assets	73,378
Goodwill	101,785
Liabilities assumed	(28,388)

Cash paid, net of cash acquired	$194,905

5.	Discontinued Operations

Following a comprehensive strategic review of its businesses, the Company decided to close its 103 mall based and stand alone Discovery Stores (Retail) in the third quarter of 2007. The Company will continue to leverage its products through retail arrangements and its e-commerce platform. As there is no continuing involvement in the retail stores or significant migration of retail customers to e-commerce, the results of the Retail business are accounted for as discontinued operations in the consolidated financial statements for the periods presented herein, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets” (“FAS 144”).

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

The following amounts related to Retail have been segregated from continuing operations and included in loss from discontinued operations in the consolidated statements of income:

	Successor	Predecessor
	May 15 through	January 1 through
	December 31, 2007	May 14, 2007	2006	2005
		in thousands
Revenue	$30,491	$27,362	$129,317	$127,396
Loss from discontinued operations before income taxes	$(81,115)	$(18,312)	$(35,911)	$(31,652)
Loss from discontinued operations, net of tax	$(52,490)	$(12,533)	$(22,318)	$(20,568)

No interest expense was allocated to discontinued operations for the periods presented herein since there was no debt specifically attributable to discontinued operations or required to be repaid following the closure of the retail stores. For the Successor period, the loss from discontinued operations includes $31.1 million in lease terminations and other exit costs, $8.8 million for severance and other employee-related costs and $28.3 million in asset impairment charges, along with normal business operations.

Summarized balance sheet information for discontinued operations for Retail is as follows:

	December 31,
	Successor	Predecessor
	2007	2006
	in thousands
Current assets	$—	$38,106
Total assets	$—	$67,707
Current liabilities	$(6,349)	$(29,961)
Total liabilities	$(6,349)	$(39,339)

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

6.	Content Rights

	December 31,
	Successor	Predecessor
Content Rights	2007	2006
	in thousands
Produced content rights
Completed	$1,346,985	$1,476,830
In process	195,025	161,942
Co-produced content rights
Completed	499,127	681,105
In process	53,984	86,359
Licensed content rights
Acquired	209,082	213,691
Prepaid	21,690	10,386

Content rights, at cost	2,325,893	2,630,313
Accumulated amortization	(1,198,538)	(1,312,365)

Content rights, net	1,127,355	1,317,948
Current portion, licensed content rights	(79,162)	(64,395)

Non-current portion	$1,048,193	$1,253,553

Amortization of content rights is recorded as a component of cost of revenue and was $558.0 million, $257.0 million, $696.0 million and $601.1 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Amortization of content rights includes incremental amortization for certain programs to net realizable value of $171.7 million, $1.9 million, $40.1 million and $16.6 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The $171.7 million of incremental amortization includes an impairment charge of $129.1 million at U.S. networks, where new programming leadership evaluated the networks’ programming portfolio assets and identified certain programming which no longer fit the go forward strategy of the networks. The Company wrote off those assets no longer intended for use.

The Company estimates that approximately 96% of unamortized costs of content rights at December 31, 2007 will be amortized within the next three years. The Company expects to amortize $434.3 million of unamortized content rights, not including in-process, not released, and prepaid productions, during the next twelve months.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

7.	Property and Equipment

	December 31,
	Successor	Predecessor
Property and Equipment	2007	2006
	in thousands
Equipment and software	$478,616	$411,583
Land	28,781	28,781
Buildings	154,227	153,737
Furniture, fixtures, leasehold improvements and other	151,417	217,884
Assets in progress	14,471	11,833

Property and equipment, at cost	827,512	823,818
Accumulated depreciation and amortization	(430,082)	(399,777)

Property and equipment, net	$397,430	$424,041

The cost and accumulated depreciation of equipment under capital leases was $53.3 million and $19.8 million, respectively, at December 31, 2007, and $39.7 million and $13.2 million, respectively, at December 31, 2006 respectively. Depreciation and amortization of property and equipment, including equipment under capital lease, was $57.3 million, $40.4 million, $78.4 million and $74.5 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Depreciation and amortization of property and equipment for Retail discontinued operations was $0.1 million, $3.2 million, $10.2 million and $10.4 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively, exclusive of impairment write-downs.

8.	Sale of Equity Investments

In April 2006 and January 2005, DCI recorded gains of $1.5 million and $12.8 million, respectively, as a component of other non-operating expenses for the sale of certain investments accounted for under the cost method. The gains represent the difference between the proceeds received and the net book value of the investments.

9.  Goodwill and Intangible Assets

	December 31,
	Successor	Predecessor
Goodwill and Intangible Assets	2007	2006
	in thousands
Goodwill	$4,870,187	$365,266

Trademarks, net of accumulated amortization of $2,272 and $1,905	$62,193	$12,322
Customer lists, net of accumulated amortization of $76,919 and $136,049	67,282	26,500
Other, net of accumulated amortization of $77,026 and $55,355	52,181	68,851

Intangibles, net	$181,656	$107,673

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

During 2007, changes in the net carrying amount of goodwill were as follows:

Reconciliation of net carrying amount of goodwill	in thousands

Balance at January 1, 2007 (Predecessor)	$365,266
Impairment (Predecessor) (Note 4)	(11,478)
Translation (Predecessor)	2,047
Push down of investor basis (Successor) (Note 1)	4,591,581
Disposals (Successor) (Note 1)	(280,838)
Acquisitions (Successor) (Note 4)	198,109
Translation (Successor)	5,500

Balance at December 31, 2007 (Successor)	$4,870,187

In April 2007, DCI completed a strategic analysis of the Education business and does not expect to generate revenue from the assets acquired from the Academy 123, Inc. acquisition. Goodwill of $11.5 million and intangible assets of $9.1 million were written-off as a component of amortization expense.

Goodwill is not amortized. Trademarks are amortized on a straight-line basis over 3 to 10 years. Customer lists are amortized on a straight-line basis over the estimated useful lives of three to seven years. Non-compete assets are amortized on a straight-line basis over the contractual term of one to seven years. Other intangibles are amortized on a straight-line basis over the estimated useful lives of three to ten years. The weighted-average amortization period for intangible assets is 5.1 years.

Amortization of intangible assets, totaled $22.3 million, $36.7 million, $43.6 million and $38.2 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The Company estimates that unamortized costs of intangible assets at December 31, 2007 will be amortized over the next five years as follows: $52.5 million in 2008, $40.9 million in 2009, $37.2 million in 2010, $20.4 million in 2011, and $12.2 million in 2012.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

10.  Investments

The following table outlines the Company’s less than wholly-owned ventures and the method of accounting during 2007:

Accounting
Affiliates:	Method

Joint Ventures with the BBC:
JV Programs LLC (“JVP”)	Consolidated
Joint Venture Network LLC (“JVN”)	Consolidated
Animal Planet Europe	Consolidated
Animal Planet Latin America	Consolidated
People & Arts Latin America	Consolidated
Animal Planet Asia	Consolidated
Animal Planet Japan	Consolidated
Animal Planet Canada	Equity
Other Ventures:
Animal Planet United States (see Note 12)	Consolidated
Discovery Canada	Equity
Discovery Japan	Equity
Discovery Health Canada	Equity
Discovery Kids Canada	Equity
Discovery Civilization Canada	Equity
HSWi (See Note 4)	Equity

Joint Ventures with the BBC

The Company and the BBC have formed several cable and satellite television network joint ventures, JVP, a venture to produce and acquire factual-based content, and JVN, a venture to provide debt funding to these joint ventures.

In addition to its own funding requirements, the Company has assumed the BBC funding requirements, giving the Company preferential cash distribution with these ventures. The Company controls substantially all of the BBC ventures and consolidates them accordingly. As the BBC does not have risk of loss, no BBC cumulative losses were allocated to minority interest for consolidated joint ventures with the BBC, and the Company recognizes both its and the BBC’s share of cumulative losses in the equity method venture with the BBC. After December 31, 2006, JVP obtained a level of cumulative profitability. Minority interest expense of $4.3 million and $1.1 million for the BBC’s share of earnings in JVP was recognized from May 15, 2007 through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively.

Other Ventures

The Company is a partner in international joint venture cable and satellite television networks. The Company also acquired an equity interest in HSWi stock as a result of its acquisition of HSW. DCI provided no funding to the equity ventures in 2007, 2006 or 2005. At December 31, 2007, the Company’s maximum exposure to loss as a result of its involvement with the equity joint ventures is the $47.0 million investment book value and future operating losses, should they occur, of the equity joint ventures that the Company is obligated to fund.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

11.	Debt

	December 31,
	Successor	Predecessor
Debt	2007	2006
	in thousands
$1,000,000.0 Term Loan A due quarterly December 2008 to October 2010	$1,000,000	$1,000,000
$1,555,000.0 Revolving Loan, due October 2010	337,500	249,500
€260,000.0 Revolving Loan, due April 2009	94,174	187,828
$1,500,000.0 Term Loan B due quarterly September 2007 to May 2014	1,492,500	—
8.06% Senior Notes, semi-annual interest, due March 2008	180,000	180,000
7.45% Senior Notes, semi-annual interest, due September 2009	55,000	55,000
8.37% Senior Notes, semi-annual interest, due March 2011	220,000	220,000
8.13% Senior Notes, semi-annual interest, due September 2012	235,000	235,000
Floating Rate Senior Notes, semi-annual interest, due December 2012	90,000	90,000
6.01% Senior Notes, semi-annual interest, due December 2015	390,000	390,000
£10,000.0 Uncommitted Facility, due August 2008	8,785	—
Obligations under capital leases	37,172	32,355
Other notes payable	960	1,100

Subtotal	4,141,091	2,640,783
Current portion	(32,006)	(7,546)

Total long-term debt	$4,109,085	$2,633,237

In May 2007, Discovery entered into a $1,500.0 million, seven year term loan credit agreement. Borrowings under this agreement bear interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 2.0% or the higher of (a) the Federal Funds Rate plus 1/2 of 1% or (b) “prime rate” set by Bank of America plus an applicable margin of 1.0%. The company capitalized $4.7 million of deferred financing costs as a result of this transaction. At the end of 2007 there was $1,492.5 million outstanding under the term loan agreement (net of mandatory principal repayments) with a weighted average interest rate of 6.83%. The average interest rate under this credit agreement was 7.44% for the period May 15, 2007 through December 31, 2007.

In September 2007, the Company’s United Kingdom subsidiary, Discovery Communications Europe Limited (“DCEL”) executed a £10 million uncommitted facility to supplement working capital requirements. The facility is available through August 1, 2008 and is guaranteed by Discovery. At December 31, 2007 there was £4.4 million (approximately $8.8 million) outstanding under this facility.

In March 2006, DCEL entered into a €70.0 million three year multicurrency revolving credit agreement (“UK credit agreement”) which enables the Company to draw Euros and British Pounds. In April 2006, the UK credit agreement was amended and restated to provide for syndication and to increase the revolving commitments to €260.0 million. The Company guarantees DCEL’s obligations under the UK credit agreement. Borrowings under this agreement bear interest at LIBOR plus an applicable margin based on the Company’s leverage ratios. The cost of the UK credit agreement also includes a fee on the revolving commitments (ranging from 0.1% to 0.3%) based on the Company’s leverage ratio. DCEL capitalized £0.7 million (approximately $1.4 million) of deferred financing costs as a result of this transaction. At the end of 2007 there was £47.5 million (approximately U.S. $94.2 million) outstanding under the multicurrency credit agreement with a weighted average interest rate of 6.75%. At the end of 2006 there was £95.9 million (approximately $187.8 million) outstanding under the multicurrency credit agreement with a weighted average interest rate of 5.91%. The interest rate averaged 7.05% and 6.42% from May 15, 2007

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

through December 31, 2007 and from January 1, 2007 through May 14, 2007, respectively. The UK credit agreement matures April 2009.

In March 2006 DCI borrowed additional funds under its US Credit Facility (Revolving Loan and Term A) to redeem the maturing $300.0 million Senior Notes. At the end of 2007 there was $1,337.5 million outstanding ($1,000 million Term A and $337.5 million Revolving Loan) under the facility with a weighted average interest rate of 5.61%. The amount available under the facility was $1,214.9 million, net of amounts committed for standby letters of credit of $2.6 million issued. At the end of 2006 there was $1,249.5 million outstanding under the facility with a weighted average interest rate of 6.35%. The amount available under the facility was $1,302.8 million, net of amounts committed for standby letters of credit of $2.7 million issued. The average interest rate under the U.S. Credit Facility was 6.11%, 6.22% and 6.01% from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007 and 2006, respectively. The Company’s debt agreements have certain restrictions on the payment of dividends from subsidiaries.

The Company uses derivative instruments to modify its exposure to interest rate fluctuations on its debt. The Term Loans, Revolving Facility, and Senior Notes contain covenants that require the Company to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, borrowing level, mergers, and purchases of capital stock, assets, and investments.

Future principal payments under the current debt arrangements, excluding obligations under capital leases and other notes payable, are as follows: $266.3 million in 2008, $539.2 million in 2009, $915.0 million in 2010, $235.0 million in 2011, $340.0 million in 2012 and $1,807.5 million thereafter. Of the $266.3 million of principal payments due in 2008, $242.5 million is excluded from the current portion of long-term debt as of December 31, 2007 because the Company has the intent and ability to refinance its obligations on a long-term basis.

Future minimum payments under capital leases are as follows: $9.0 million in 2008 and 2009, $6.8 million in 2010, $6.2 million in 2011, $3.0 million in 2012 and $10.0 million thereafter.

12.	Mandatorily Redeemable Interests in Subsidiaries

	December 31,
	Successor	Predecessor
Mandatorily Redeemable Interests in Subsidiaries	2007	2006
	in thousands
Animal Planet LP	$—	$48,950
People & Arts Latin America and Animal Planet Channel Group	48,721	45,875

Mandatorily redeemable interests in subsidiaries	$48,721	$94,825

Animal Planet LP

As of December 31, 2006, one of the DCI’s stockholders held 44,000 senior preferred partnership units of Animal Planet LP (“APLP”) that had a redemption value of $44.0 million and carried a rate of return ranging from 8.75% to 13%. Payments were made quarterly and totaled $4.6 million during 2006. APLP’s senior preferred partnership units were called by DCI in January 2007 for $44.0 million, plus accrued interest of $0.5 million. At December 31, 2006, DCI recorded this security at the redemption value of $44.0 million plus accrued returns of $5.0 million. Preferred returns were recorded as a component of interest expense based on a constant rate of return of 10.75% through the full term and aggregated $4.7 million in 2006 and 2005. DCI reversed $5.0 million of accrued interest upon exercise of the call.

People & Arts Latin America and Animal Planet Channel Group

The BBC has the right, upon a failure of the People & Arts Latin America or the Animal Planet Channel Group (comprised of Animal Planet Europe, Animal Planet Asia, and Animal Planet Latin America), the Channel Groups,

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

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

Based on the Company’s calculated performance benchmarks, the Company believes the BBC has the right to put their interests as of December 2005. The BBC has 90 days following the valuation of the Channel Groups by an independent appraiser to exercise their right. During 2006 DCI was notified that the BBC is evaluating whether to execute their rights under the agreement. As of December 31, 2007, the BBC and the Company are assigning a valuation firm to formally assess the performance benchmarks and the BBC’s right to put. The Company has accreted to an estimated redemption value of $48.7 million as of December 31, 2007, based on certain estimates and legal interpretations. Changes in these assumptions could materially impact current estimates. Accretion to the redemption value has been recorded as a component of minority interest expense of $1.7 million, $1.1 million, $9.1 million and $34.6 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and 2005, respectively.

13.	Commitments and Contingencies

	Year ending December 31,
Future Minimum Payments	Leases	Content	Other	Total
	in thousands

2008	$80,691	$269,175	$106,187	$456,053
2009	65,991	66,616	85,546	218,153
2010	56,518	41,287	71,246	169,051
2011	41,360	40,176	23,852	105,388
2012	35,417	40,667	4,148	80,232
Thereafter	133,741	41,469	400	175,610

Total	$413,718	$499,390	$291,379	$1,204,487

Expenses recorded in connection with operating leases, including rent expense, for continuing and discontinued operations were $91.2 million, $53.1 million, $142.5 million and $142.1 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Expenses recorded in connection with operating leases, including rent expense, for discontinued operations were $37.2 million, $8.8 million, $24.0 million and $25.4 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The Company receives contributions from certain landlords to fund leasehold improvements. Such contributions are recorded as deferred rent and amortized as reductions to lease expense over the lease term. Certain of the Company’s leases provide for rental rates that increase or decrease over time. The Company recognizes operating lease minimum rentals on a straight-line basis over the lease term. The Company’s deferred rent balance was $24.2 million at December 31, 2007 and $37.4 million at December 31, 2006. Approximately $7.0 million of Discovery’s deferred rent balance was written off and included in discontinued operations following the closure of the retail stores.

Discovery has certain contingent considerations in connection with the acquisition of Treehugger.com payable in the event specific business metrics are achieved totaling up to $6.0 million over 2 years (see Note 4).

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

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

and does not expect the outcome of such litigation and negotiations to have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

14.	Employee Savings Plans

The Company maintains employee savings plans, defined contribution savings plans and a supplemental deferred compensation plan for certain management employees, together the “Savings Plans.” The Company contributions to the Savings Plans were $6.2 million, $5.5 million, $9.9 million and $8.2 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007 in 2006 and in 2005, respectively.

15.	Long-term Incentive Plans

In October 2005, DCI established a new long-term incentive plan. At inception of the plan, eligible participants in one of DCI’s previously established long-term incentive plans chose to either continue in that plan or to redeem their vested units at the December 31, 2004 valuation and receive partially vested units in the new plan. Substantially all participants in the previously established plan redeemed their vested units and received partially vested units in the new plan. Certain eligible employees were granted new units in the new plan.

Units partially vested in the new plan have vesting similar to units in the previously established plan. New units awarded vest 25% per year. The units in the new plan are indexed to the market price of Class A DHC stock. On August 17, 2007, the Company amended the plan so that each year 25% of the units awarded will expire and the employees will receive a cash payment for the increase in value. Prior to the amendment, units were paid out every two years over an eight year period. The Company has authorized the issuance of up to 31.9 million units under this plan.

Prior to October 2005, DCI maintained two unit-based, long-term incentive plans with substantially similar terms. Units were awarded to eligible employees following their one-year anniversary of hire and vested 25% per year thereafter. Upon exercise, participants received the increase in value from the date of issuance. The value of the units was based on changes in DCI’s value as estimated by an external investment-banking firm utilizing a specified formula of DCI business metrics. The valuation also included a business group specific discount rate and terminal value based on business risk. The intrinsic value for unit appreciation had been recorded as compensation expense over the period the units were outstanding. In August 2005, DCI discontinued one of these plans, which resulted in the full vesting and cash redemption of units at the December 31, 2004 valuation, including a 25% premium on appreciated value.

Upon voluntary termination of employment, the Company distributes the intrinsic value of the participant’s vested units, if participants agree to comply with post-employment obligations for one year in order to receive remaining benefits. The Company’s cash disbursements under the new plan aggregated $75.6 million, $7.8 million and $0.3 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007 and in 2006, respectively. There were no payments during 2005 related to the new plan. DCI’s cash disbursements under the prior plans aggregated $325.8 million during 2005.

The fair value of the units issued under the new plan has been determined using the Black-Scholes option-pricing model. The expected volatility represents the calculated volatility of the DHC stock price over each of the various contractual terms. As a result of the limited trading history of the DHC stock, this amount for units paid out

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

after two years is determined based on an analysis of DHC’s industry peer group over the corresponding periods. The weighted average assumptions used in this option-pricing model were as follows:

	Successor	Predecessor
	May 15 -	January 1 -
Weighted Average Assumptions	December 31, 2007	May 14, 2007	2006	2005
Risk-free interest rate	3.20%	4.72%	4.78%	4.36%
Expected term (years)	1.48	3.87	3.86	4.75
Expected volatility	27.93%	23.78%	27.06%	30.36%
Dividend yield	0%	0%	0%	0%

The weighted average grant date fair values of units granted was $29.65, $18.66, $16.51 and $15.81 from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The weighted average fair value of units outstanding was $11.68 and $6.71 as of December 31, 2007 and 2006, respectively. Compensation expense in connection with the new plan was $78.5 million, $62.9 million, $39.2 million and $29.1 million from May 15, 2007 through December 13, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Included in the 2005 expense is $12.8 million related to the exchange of the partially vested units which represents the difference between the fair value of the award and the intrinsic value of the award attributable to prior vesting. The accrued fair values of units outstanding under the new plan were $141.6 million and $84.5 million at December 31, 2007 and 2006.

The following table summarizes information about unit transactions (units in millions) for the new plan:

	Successor		Predecessor
	May 15 -		January 1 -
	December 31, 2007		May 14, 2007		2006		2005
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
		Exercise		Exercise		Exercise		Exercise
	Units	Price	Units	Price	Units	Price	Units	Price
Outstanding at Beginning of period	26.7	$16.01	26.3	$15.00	24.2	$14.82	—	$—
Units exchanged	—	—	—	—	—	—	7.8	12.77
Units granted	6.4	29.65	7.8	18.66	3.5	16.36	16.4	15.81
Units exercised	(1.1)	15.69	(2.3)	14.01	(0.1)	13.12	—	—
Units redeemed/cancelled	(5.2)	15.29	(5.1)	15.82	(1.3)	15.43	—	—

Outstanding at end of period	26.8	19.42	26.7	16.01	26.3	15.00	24.2	14.82

Vested at Period-end	6.6	$13.97	6.5	$13.84	8.5	$13.78	1.6	$11.22

The Company classified as a current liability the entire long term incentive plan liability of $141.6 million. At December 31, 2007, there was $137.3 million of unrecognized compensation cost related to unvested units, which the Company expects to recognize over a weighted average period of 2.4 years. The weighted average remaining years of contractual life for outstanding and vested unit awards was 1.48 and 0.75, respectively, for unit awards outstanding as of December 31, 2007. The aggregate intrinsic value of units outstanding at December 31, 2007 and 2006 is $228.0 million and $82.0 million respectively. The vested intrinsic value of outstanding units was $94.2 million and $36.7 million at December 31, 2007 and 2006, respectively.

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

16.	Income Taxes

Domestic and foreign income (loss) before income taxes and discontinued operations is as follows:

	Successor	Predecessor
	May 15 -	January 1 -
Income From Continuing Operations	December 31,	May 14,
Before Taxes	2007	2007	2006	2005
Domestic	$254,772	$86,601	$444,504	$358,065
Foreign	7,733	15,374	(24,629)	(4,450)

Income from continuing operations before taxes	$262,505	$101,975	$419,875	$353,615

Income tax expense from continuing operations for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Successor	Predecessor
	May 15 -	January 1 -
	December 31,	May 14,
Income Tax Expense	2007	2007	2006	2005
	in thousands
Current
Federal	$52,346	$20,526	$4,591	$(1,479)
State	7,079	5,064	5,695	(3,205)
Foreign	28,185	16,634	59,879	57,644

Total current income tax provision	87,610	42,224	70,165	52,960

Deferred
Federal	(65,091)	4,618	114,986	106,182
State	9,879	9,023	3,707	16,298
Foreign	1,989	3,395	(3,637)	(3,851)

Total deferred income tax (benefit) expense	(53,223)	17,036	115,056	118,629

Change in valuation allowance	(9,084)	(7,097)	5,160	1,838

Total income tax expense	$25,303	$52,163	$190,381	$173,427

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

Components of deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	December 31
	Successor		Predecessor
	2007		2006
Deferred Income Tax Assets and Liabilities	Current	Non-current	Current	Non-current
	in thousands
Assets
Loss carryforwards	$21,851	$21,145	$19,855	$27,712
Compensation	58,762	9,489	30,981	15,563
Accrued expenses	11,161	13,232	12,088	14,981
Reserves and allowances	8,613	—	10,938	—
Tax credits	—	—	—	8,574
Derivative financial instruments	—	6,992	—	3,141
Investments	—	13,337	—	10,445
Depreciation	—	16,169	—	—
Intangibles	—	68,293	—	104,078
Uncertain tax positions	—	28,089	—	—
Other	4,769	17,024	4,301	20,897

	105,156	193,770	78,163	205,391
Valuation allowance	—	(10,250)	—	(26,552)

Total deferred income tax assets	105,156	183,520	78,163	178,839

Liabilities
Depreciation	—	—	—	(6,164)
Content rights and deferred launch incentives	—	(156,654)	—	(200,732)
Foreign currency translation	—	(5,744)	—	(12,936)
Unrealized gains on investments	—	(24,970)	—	(861)
Other	(1,433)	(6,771)	(2,007)	(4,435)

Total deferred income tax liabilities	(1,433)	(194,139)	(2,007)	(225,128)

Deferred income tax assets (liabilities), net	$103,723	$(10,619)	$76,156	$(46,289)

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

Income tax benefit (expense) from continuing operations differs from the amounts computed by applying the U.S. Federal income tax rate of 35.0% as a result of the following:

	Successor	Predecessor
	May 15 -	January 1 -	Year Ended December 31,
Reconciliation of Effective Tax Rate from Continuing Operations	December 31, 2007	May 14, 2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Increase (decrease) in tax rate arising from:
State income taxes, net of Federal benefit	2.4	1.9	1.5	3.2
Foreign income taxes, net of Federal benefit	7.5	12.8	7.7	9.7
Non-taxable gain	(17.9)	—	—	—
Travel deferred tax liabilities	(20.4)	—	—	—
Change in US reserve	3.3	—	—	—
Non-deductible goodwill write-off	—	3.9	—	—
Domestic production deduction	(1.1)	(1.8)	—	—
Other	0.8	(0.6)	1.1	1.1
Effective income tax rate	9.6%	51.2%	45.3%	49.0%

The disposal of the Travel Business resulted in a gain of $134.7 million for book purposes, but the transaction was not recognized for tax purposes under Internal Revenue Code Sections 355 and 368. The transaction also resulted in a reduction of the Company’s deferred tax liabilities related to the Travel Channel of $54.0 million.

As of December 31, 2007, the Company has federal operating loss carryforwards of $93.3 million that begin to expire in 2021 and state operating loss carryforwards of $296.9 million in various state jurisdictions available to offset future taxable income that expire in various amounts through 2025. In 2007, the Company acquired federal operating loss carryforwards of $89.6 million. The state operating loss carryforwards are subject to a valuation allowance of $5.4 million. The change in the valuation allowance from prior year reflects the elimination of fully reserved state operating loss carryforwards upon disposal of the Retail business.

Deferred tax assets are reduced by a valuation allowance relating to the state tax benefits attributable to net operating losses in certain jurisdictions where realizability is not more likely than not.

The Company’s ability to utilize foreign tax credits is currently limited by its overall foreign loss under Section 904(f) of the Internal Revenue Code. The Company has no alternative minimum tax credits.

The Company files U.S. federal, state, and foreign income tax returns. With few exceptions, the Company is no longer subject to audit by the Internal Revenue Service (“IRS”), state tax authorities, or non-U.S. tax authorities for years prior to 2003.

It is reasonably possible that the total amount of unrecognized tax benefits related to tax positions taken (or expected to be taken) on 2005, 2006, and 2007 non-U.S. tax returns could decrease by as much as $32.8 million within the next twelve months as a result of settlement of audit issues and/or payment of uncertain tax liabilities, which could impact the effective tax rate.

The IRS is not currently examining the Company’s consolidated federal income tax return. However, some of the Company’s joint ventures are under examination for the 2004 tax year. The Company does not expect any significant adjustments.

As a result of the implementation of FIN 48, the Company recognized an increase of $36.3 million in its liability for unrecognized tax benefits, which was offset in part by a corresponding increase of $31.3 million in deferred tax assets. The remaining $5.0 million was accounted for as a reduction to the January 1, 2007 balance of

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits (without related interest amounts) is as follows:

Reconciliation of Unrecognized Tax Benefits

Balance at January 1, 2007 (Predecessor)	$91,375
Reductions for tax positions of prior years (Predecessor)	(412)
Additions based on tax positions related to the current year (Successor)	11,650
Additions for tax positions of prior years (Successor)	16,830
Reductions for tax positions of prior years (Successor)	(28,674)
Settlements (Successor)	(2,035)

Balance at December 31, 2007 (Successor)	$88,734

Included in the balance at December 31, 2007, are $9.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

FIN 48 requires uncertain tax positions to be recognized and presented on a gross basis (i.e., without regard to likely offsets for deferred tax assets, deductions, and/or credits that would result from payment of uncertain tax amounts). On a net basis, the balance at December 31, 2007 is $45.2 million (including related interest amounts) after offsetting deferred tax assets, deductions, and/or credits on the Company’s tax returns.

The Company’s policy is to classify tax interest and penalties related to unrecognized tax benefits as tax expense. Interest expense related to unrecognized tax benefits recognized was approximately $2.1 million, $1.3 million, $0.8 million, and $0.9 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The Company had accrued approximately $6.4 million and $2.3 million of total interest payable in the tax accounts as of December 31, 2007, and 2006, respectively. Additional interest of $0.7 million was accrued upon adoption of FIN 48 in the first quarter of its fiscal year 2007, with a corresponding reduction to retained earnings.

17.	Financial Instruments

The Company uses derivative financial instruments to modify its exposure to market risks from changes in interest rates and foreign exchange rates. The Company does not hold or enter into financial instruments for speculative trading purposes.

The Company’s interest expense is exposed to movements in short-term interest rates. Derivative instruments, including both fixed to variable and variable to fixed interest rate instruments, are used to modify this exposure. These instruments include swaps and swaptions to modify interest rate exposure. The variable to fixed interest rate instruments have a notional principal amount of $2,270.0 million and $1,025.0 million and have a weighted average interest rate of 4.68% and 5.09% at December 31, 2007 and 2006, respectively. The fixed to variable interest rate agreements have a notional principal amount of $225.0 million and have a weighted average interest rate of 9.65% and 9.86% at December 31, 2007 and 2006, respectively. At December 31, 2007, the Company held an unexercised interest rate swap put with a notional amount of $25.0 million at a fixed rate of 5.44%. As a result of unrealized mark-to-market adjustments, ($10.0) million, $1.4 million, $10.4 million and $29.1 million in gains (losses) on these instruments were recorded from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively.

The fair value of these derivative instruments, which aggregate ($49.6) million and $8.5 million at December 31, 2007 and 2006, respectively, is recorded as a component of long-term liabilities and other current liabilities

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

in the consolidated balance sheets. Changes in the fair value of these derivative instruments are recorded as a component of operating cash flows.

Of the total of $2,270.0 million, a notional amount of $1,460.0 million of these derivative instruments are 100% effective cash flow hedges. The value of these hedges at December 31, 2007 was ($32.5) million with changes in the mark-to-market value recorded as a component of other comprehensive income (loss), net of taxes. Should any portion of these instruments become ineffective due to a restructuring in the Company’s debt, the monthly changes in fair value would be reported as a component of other income on the Statement of Operations. The Company does not expect any hedge ineffectiveness in the next twelve months.

The foreign exchange instruments used are spot, forward, and option contracts. Additionally, the Company enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances. At December 31, 2007 and 2006, the notional amount of foreign exchange derivative contracts was $174.2 million and $364.1 million, respectively. As a result of unrealized mark-to-market adjustments, ($3.3) million, ($0.9) million, $2.0 million and ($2.3) million in gains (losses) were recognized on these instruments from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. The fair value of these derivative instruments is recorded as a component of long-term liabilities and other current liabilities in the consolidated balance sheets. These derivative instruments did not receive hedge accounting treatment.

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, receivables, and accounts payable approximate their carrying values. Marketable equity securities are carried at fair value and fluctuations in fair value are recorded through other comprehensive income (loss). Losses on investments that are other than temporary declines in value are recorded in the statement of operations.

The carrying amount of the Company’s borrowings was $4,141.1 million and the fair value was $4,186.7 million at December 31, 2007. The carrying amount of the Company’s borrowings was $2,641.0 million and the fair value was $2,702.0 million at December 31, 2006.

The carrying amount of all derivative instruments represents their fair value. The net fair value of the Company’s short and long-term derivative instruments is ($51.2) million at December 31, 2007; 4%, 11%, 61%, 23%, and 1% of these derivative instrument contracts will expire in 2008, 2009, 2010, 2011 and thereafter, respectively.

The fair value of derivative contracts was estimated by obtaining interest rate and volatility market data from brokers. As of December 31, 2007, an estimated 100 basis point parallel shift in the interest rate yield curve would change the fair value of the Company’s portfolio by approximately $45.2 million.

Credit Concentrations

The Company continually monitors its positions with, and the credit quality of, the financial institutions that are counterparties to its financial instruments and does not anticipate nonperformance by the counterparties. In addition, the Company limits the amount of investment credit exposure with any one institution.

The Company’s trade receivables and investments do not represent a significant concentration of credit risk at December 31, 2007 due to the wide variety of customers and markets in which the Company operates and their dispersion across many geographic areas.

18.	Related Party Transactions

The Company identifies related parties as investors in their consolidated subsidiaries, the Company’s joint venture partners and equity investments, and the Company’s executive management. Transactions with related

DISCOVERY COMMUNICATIONS HOLDING, LLC

Notes to Consolidated Financial Statements — (Continued)

parties typically result from distribution of networks, production of content, or media uplink services. Gross revenue earned from related parties was $21.3 million, $46.9 million, $90.0 million and $73.7 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively. Accounts receivable from these entities were $6.5 million and $15.0 million at December 31, 2007 and 2006, respectively. Purchases from related parties totaled $54.8 million, $31.8 million, $83.3 million and $71.4 million from May 15, 2007 through December 31, 2007, from January 1, 2007 through May 14, 2007, in 2006 and in 2005, respectively; of these purchases, $5.1 million, $3.0 million, $8.4 million and $23.1 million related to capitalized assets from January 1, 2007 through May 14, 2007, May 15, 2007 through December 31, 2007, in 2006 and in 2005 respectively. Amounts payable to these parties totaled $0.6 million and $2.4 million at December 31, 2007 and 2006, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY HOLDING COMPANY

By	/s/ John C. Malone
John C. Malone
Chief Executive Officer

Dated: February 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Director and Chief Executive Officer	February 15, 2008

/s/ Robert R. Bennett Robert R. Bennett	Director and President	February 15, 2008

/s/ Paul A. Gould Paul A. Gould	Director	February 15, 2008

/s/ M. LaVoy Robison M. LaVoy Robison	Director	February 15, 2008

/s/ J. David Wargo J. David Wargo	Director	February 15, 2008

/s/ David J.A. Flowers David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	February 15, 2008

/s/ Christopher W. Shean Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	February 15, 2008

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).
4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks, filed herewith.
10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).

21 — Subsidiaries of Discovery Holding Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.