Form 10-K/A
period 2007-12-31
Discovery Holding CO
filed 2008-04-29
CIK 1320482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51205
DISCOVERY HOLDING COMPANY

(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	20-2471174 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)
     Registrant’s telephone number, including area code: (720) 875-4000
     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Series A Common Stock, par value $.01 per share	Nasdaq Global Select Market
Series B Common Stock, par value $.01 per share	Nasdaq Global Select Market
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
     The number of shares outstanding of Discovery Holding Company’s common stock as of March 31, 2008 was:
Series A Common Stock — 269,180,104 shares
Series B Common Stock — 11,869,696 shares

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to include all of the Part III information required by applicable SEC rules and regulations. The Registrant intended to satisfy its obligations by incorporating by reference into Part III of the Annual Report on Form 10-K the Registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the Annual Meeting). However, the Registrant will be unable to file its definitive proxy statement within the time period allotted for incorporation by reference under applicable SEC rules and regulations. Accordingly, the Registrant hereby amends and replaces in their entirety Items 10, 11, 12, 13, 14 and 15 of its Annual Report on Form 10-K for the year ended December 31, 2007.
Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and does not purport to reflect any information or events subsequent to the filing thereof.

DISCOVERY HOLDING COMPANY
2007 ANNUAL REPORT ON FORM 10-K/A
(Amendment No. 1)

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     (a) Executive Officers and Directors
     The following lists the executive officers and directors of Discovery Holding Company, their birth dates and a description of their business experience, including positions held with our company. Each of our executive officers is also an employee of Liberty Media Corporation (Liberty), and each of them provides his services to us under the terms of a services agreement between us and Liberty described under “Item 11. Executive Compensation, (a) Compensation Discussion and Analysis” below. When we refer to Liberty, we mean Liberty Media Corporation and its predecessors unless the context otherwise requires.

Name	Position

John C. Malone Born March 7, 1941	Chief Executive Officer and Chairman of the Board of our company since March 2005, and a director of our company since May 2005. Mr. Malone has served as Chairman of the Board and a director of Liberty since 1990. Mr. Malone served as Chairman of the Board of Tele-Communications, Inc., the former parent company of Liberty (TCI), from November 1996 to March 1999; and Chief Executive Officer of TCI from January 1994 to March 1999. Mr. Malone is Chairman of the Board of Liberty Global, Inc. (Liberty Global) and The DirecTV Group, Inc. and a director of IAC/InterActiveCorp and Expedia, Inc.

Robert R. Bennett Born April 19, 1958	President of our company since March 2005, and a director of our company since May 2005. Mr. Bennett served as President of Liberty from April 1997 to February 2006 and as Chief Executive Officer of Liberty from April 1997 to August 2005. Mr. Bennett held various executive positions with Liberty since its inception in 1990. Mr. Bennett is a director of Liberty and Sprint Nextel Corporation.

David J.A. Flowers Born May 17, 1954	Senior Vice President and Treasurer of our company since March 2005. Mr. Flowers has served as Senior Vice President of Liberty since October 2000 and Treasurer of Liberty since April 1997. Mr. Flowers served as a Vice President of Liberty from June 1995 to October 2000.

Albert E. Rosenthaler Born August 29, 1959	Senior Vice President of our company since March 2005. Mr. Rosenthaler has served as Senior Vice President of Liberty since April 2002. Prior to joining Liberty, Mr. Rosenthaler was a tax partner in the accounting firm of Arthur Andersen LLP for more than five years.

Christopher W. Shean Born July 16, 1965	Senior Vice President and Controller of our company since March 2005. Mr. Shean has served as Senior Vice President of Liberty since January 2002 and Controller of Liberty since October 2000. Mr. Shean served as a Vice President of Liberty from October 2000 to January 2002.

Charles Y. Tanabe Born November 27, 1951	Senior Vice President, General Counsel and Secretary of our company since March 2005. Mr. Tanabe has served as Executive Vice President of Liberty since January 2007 and General Counsel of Liberty since January 1999. Mr. Tanabe served as Senior Vice President of Liberty from January 1999 to December 2006 and Secretary of Liberty from April 2001 to January 2007.

III-1

Name	Position
Paul A. Gould Born September 27, 1945	A director of our company since May 2005. Mr. Gould has served as a Managing Director of Allen & Company Incorporated, an investment banking services company, for more than the last five years. Mr. Gould is a director of Liberty, Ampco-Pittsburgh Corporation and Liberty Global.

M. LaVoy Robison Born September 6, 1935	A director of our company since May 2005. Mr. Robison has been executive director and a board member of The Anschutz Foundation (a private foundation) since January 1998. Mr. Robison is a director of Liberty.

J. David Wargo Born October 1, 1953	A director of our company since May 2005. Mr. Wargo has served as President of Wargo & Company, Inc., a private investment company specializing in the communications industry, since January 1993. Mr. Wargo is a director of Strayer Education, Inc. and Liberty Global.
     The executive officers named above will serve in such capacities until the next annual meeting of our board of directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.
     There is no family relationship among any of our executive officers or directors, by blood, marriage or adoption.
     During the past five years, none of the above persons has had any involvement in such legal proceedings that would be material to an evaluation of his or her ability or integrity.
     (b) Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the SEC). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish us with copies of all Section 16 forms they file.
     Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments to those forms furnished to us with respect to our most recent fiscal year, or written representations that no Forms 5 were required, we believe that, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.
     (c) Code of Ethics
     We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers. Our code of business conduct and ethics constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and our “code of conduct” within the meaning of the Nasdaq Stock Market rules. Our code of business conduct and ethics is available on our website at www.discoveryholdingcompany.com.
     (d) Audit Committee
     Our board of directors has established an audit committee, whose members are Mr. Gould, Mr. Robison and Mr. Wargo. See “Item 13. Certain Relationships and Related Transactions, and Director Independence, (a) Director Independence” below. In addition, our board of directors has determined that M. LaVoy Robison qualifies as an “audit committee financial expert” under applicable rules and regulations adopted by the SEC. Each member of the audit committee is an independent director as determined by our board of directors, based on the rules of the Nasdaq Stock Market and the criteria of director independence adopted by the board. Each member of the audit committee also satisfies the SEC’s independence requirements for members of audit committees.

III-2

Item 11. Executive Compensation.
     (a) Compensation Discussion and Analysis
     Services Agreement with Liberty
     Our Chief Executive Officer is John C. Malone, our President is Robert R. Bennett, our principal financial officer is David J.A. Flowers and our three other most highly compensated executive officers for 2007 are Albert R. Rosenthaler, Christopher W. Shean and Charles Y. Tanabe. These persons are collectively referred to as the Named Executive Officers. All of the Named Executive Officers are also executive officers or employees of Liberty.
     We were formerly a wholly owned subsidiary of Liberty. In July 2005, Liberty distributed to its stockholders all of our shares in a tax-free spin-off (the spin-off). Prior to the spin-off, the Named Executive Officers were the persons primarily responsible for managing and making policy decisions for our business. In connection with the spin-off, we entered into a services agreement with Liberty pursuant to which Liberty agreed to make available to us the services of certain personnel, including the Named Executive Officers. Each of the Named Executive Officers is compensated by Liberty as an executive officer or employee of that company, and is not directly compensated by us. Rather, pursuant to the services agreement, we pay to Liberty an allocated portion of the salary and fringe benefits paid by Liberty to the Named Executive Officers.
     When we entered into the services agreement with Liberty, we agreed to a scheduled estimate of the annual allocation of employee costs and expenses for the Named Executive Officers (and others) for calendar year 2005, which was based on the percentage of their respective work hours it was anticipated they would spend on our business. Pursuant to the services agreement, we and Liberty reevaluate the appropriateness of the allocation schedule on a semi-annual basis to make appropriate adjustments. The allocation for each of the Named Executive Officers for a particular period is evaluated based on discussions with that Named Executive Officer and after an analysis of the business demands expected to be made on him by our company for that period. We then discuss the proposed allocation with our compensation committee.
     The annual allocations for each of the Named Executive Officers in 2007 were as follows: Mr. Malone: 15%; Mr. Bennett: 100%; Mr. Flowers: 5%; Mr. Rosenthaler: 10%, Mr. Shean: 20% and Mr. Tanabe: 20%. These allocations resulted in payments to Liberty for the services of the Named Executive Officers in the amounts set forth in the Salary column of the “Summary Compensation Table” below.
     The services agreement is renewed automatically each year for successive one-year periods, unless earlier terminated (1) by us at any time on at least 30 days’ prior written notice, (2) by Liberty at the end of any renewal term, upon at least 180 days’ prior notice, (3) by Liberty upon written notice to us, following certain changes in control of our company or our company being the subject of certain bankruptcy or insolvency-related events or (4) by us upon written notice to Liberty, following certain changes in control of Liberty or Liberty being the subject of certain bankruptcy or insolvency-related events.
     The compensation committee has determined that utilizing the services agreement with Liberty to obtain and pay for the services of the Named Executive Officers enables our company to obtain the services of highly-qualified individuals who are knowledgeable about our business for less than the amount we would be required to pay full-time executive officers with similar capabilities and responsibilities.
     Equity Incentive Compensation
     In connection with the spin-off, our board of directors adopted the Discovery Holding Company 2005 Incentive Plan, which we refer to as the incentive plan, and the Discovery Holding Company Transitional Stock Adjustment Plan, which we refer to as the transitional plan. The incentive plan

III-3

provides for the grant of a variety of incentive awards, including stock options, restricted shares, stock appreciation rights and performance awards. The transitional plan provided for the grant of awards with respect to our common stock that resulted from adjustments made, in connection with the spin-off, to the then-outstanding Liberty incentive awards in accordance with the anti-dilution provisions of the Liberty incentive plans. The incentive plan and the transitional plan are administered by the compensation committee of our board of directors.
     The awards granted under the transitional plan were made pursuant to the terms of a reorganization agreement we entered into with Liberty at the time of the spin-off. In accordance with the reorganization agreement, each outstanding Liberty stock option and stock appreciation right held by the Named Executive Officers was divided into an option to purchase a number of shares of the same series of our common stock as the series of Liberty common stock for which the outstanding Liberty award was exercisable equal to 0.10 times the number of shares for which the Liberty award was exercisable (a DHC spin-off option) and an adjusted option or stock appreciation right, as applicable, with respect to shares of Liberty common stock equal to the same series and number of shares of Liberty common stock for which the Liberty award was exercisable (an adjusted Liberty award). The exercise price or base price of each Liberty award was allocated between the DHC spin-off option and the adjusted Liberty award. We believe that the DHC spin-off options help to align the interests of the Named Executive Officers with those of our stockholders and help motivate them to increase the value of our company for our shareholders.
     On May 16, 2007, the compensation committee determined to award Mr. Bennett options to purchase 10,000 shares of our Series A common stock under the incentive plan, in recognition of Mr. Bennett’s service to our company. The options received by Mr. Bennett had an exercise price equal to $22.90, which was the closing price of our Series A common stock on the grant date, and a grant date fair value of $77,382. For more information, please see the “Grants of Plan-Based Awards” table below.
     Our compensation committee expects to grant future awards under the incentive plan in those circumstances in which either (i) the award will help better align the interests of a recipient with those of our stockholders and help motivate the recipient to increase the value of our company for our shareholders or (ii) the award will assist our company in attracting key employees. Although the compensation committee has not adopted a formal policy in this regard, the compensation committee does not intend to award equity or equity-linked awards under the incentive plan at a time when our board of directors is in possession of undisclosed, material information that can reasonably be expected to cause increased trading in our stock. No further awards may be granted under the transitional plan.
     Employment Contracts, Termination of Employment and Change in Control Arrangements
     We have no employment contracts, termination of employment agreements or change of control agreements with any of the Named Executive Officers. However, under the terms of the services agreement, if Liberty terminates any of the Named Executive Officers who devoted 50% or more of his time to providing services to our company over the one-year period preceding such termination (the look-back period), a portion of any severance payments payable to that officer by Liberty will be allocated to us. The amount allocated to our company will be based upon the percentage determined by dividing the total number of months in which such executive devoted 50% or more of his time providing services to our company under the services agreement by the total number of months that he was employed by Liberty or its predecessors, to the extent taken into account for purposes of determining the severance payment payable to that executive (or using such other basis upon which the amount of the severance payment is determined to be payable to that executive), multiplied by the percentage of the executive’s time devoted to providing services to our company during the look-back period.
     In addition, under the incentive plan, following a change of control of our company all awards granted thereunder will fully vest, unless the compensation committee determines otherwise and effective provision is made to substitute new, equivalent awards of any successor company.
     (b) Summary Compensation Table
     The following table sets forth information regarding the compensation paid to each of the Named Executive Officers during the years ended December 31, 2007 and 2006.

III-4

Name and		Salary	Option Awards	All Other	Total
Principal Position	Year	($)(1)	($)(2)	Compensation ($)(3)	($)
John C. Malone	2007	390	278,896	150,000	429,286
Chief Executive	2006	390	355,303	75,000	430,693
Officer and Chairman of the Board (principal executive officer)

Robert R. Bennett	2007	500,000	51,588 (4)	—	551,588
President	2006	468,750	—	—	468,750

David J.A. Flowers	2007	31,250	61,133	—	92,383
Senior Vice	2006	28,750	88,850	—	117,600
President and Treasurer (principal financial officer)

Albert E. Rosenthaler	2007	62,500	70,374	—	132,874
Senior Vice President	2006	43,125	119,208	—	162,333

Christopher W. Shean	2007	125,000	62,364	—	187,364
Senior Vice	2006	115,000	82,647	—	197,647
President and Controller (principal accounting officer)

Charles Y. Tanabe	2007	170,000	62,073	—	232,073
Senior Vice	2006	143,000	93,770	—	236,770
President, General Counsel and Secretary

(1)	During 2006 and 2007, each of our Named Executive Officers was also an executive officer or employee of Liberty. Pursuant to a services agreement between us and Liberty, Liberty allocates a portion of the compensation it pays to the Named Executive Officers to us as described above in “Compensation Discussion and Analysis.” In addition to the salary amount for each Named Executive Officer included in the table, Liberty allocates to us an amount for employee benefits equal to 15% of the allocated amount of the salary that is allocated to us for that Named Executive Officer. The amounts in the table represent amounts allocated to us by Liberty for the years ended December 31, 2007 and 2006.

(2)	The dollar amounts recognized for financial statement reporting purposes have been calculated in accordance with FAS 123R. For a description of the assumptions applied in these calculations, see Note 4 to our consolidated financial statements for the year ended December 31, 2007 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 15, 2008).

(3)	Pursuant to Mr. Malone’s employment agreement with Liberty, he is entitled to receive an annual allowance for personal expenses (which was $500,000 during 2006 and increased to $1 million during 2007), such as payment for or reimbursement of professional fees and other expenses incurred for estate, tax planning and other services and personal use of corporate aircraft and flight crew. Liberty has allocated 15% of this allowance during each of 2007 and 2006 to us pursuant to the services agreement.

III-5

(4)	On May 16, 2007, Mr. Bennett received a grant of options to acquire 10,000 shares of our Series A stock for his service to our company. The dollar amounts recognized for financial statement purposes, as calculated in accordance with FAS 123R, under these options is included in the table.
     (c) Grants of Plan-Based Awards
     The following table contains information regarding plan-based incentive awards granted during the year ended December 31, 2007 to the Named Executive Officers.

All other option
		awards: Number of	Exercise or base	Grant date fair
		securities	price of option	value of stock and
Name	Grant date	underlying options	awards	option awards
Robert R. Bennett
Series A	May 16, 2007	10,000 (1)	$22.90	$77,382

(1)	Vests on May 16, 2008.
     (d) Outstanding Equity Awards at Fiscal Year-End
     The following table contains information regarding unexercised options to acquire shares of our common stock, which were outstanding as of December 31, 2007 and held by the Named Executive Officers.

	Option awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised		Option exercise	Option expiration
Name	options-Exercisable	options-Unexercisable		price ($)	date
John C. Malone
Series A	13,333	6,667	(1)	14.67	6/14/08
Series B	1,148,540	—		19.06	2/28/11
	120,000	60,000	(1)	15.91	6/14/08
Robert R. Bennett
Series A	100,000	—		13.00	7/31/13
	100,000	—		11.84	8/6/14
	—	10,000	(2)	22.90	5/16/17
Series B	1,667,985	—		19.06	2/28/11
David J.A. Flowers
Series A	147,686	—		17.54	2/28/11
	16,000	4,000	(3)	13.00	7/31/13
	15,000	10,000	(4)	11.84	8/6/14
Albert E. Rosenthaler
Series A	—	5,000	(3)	13.00	7/31/13
	—	10,000	(4)	11.84	8/6/14
Christopher W. Shean
Series A	—	5,000	(3)	13.00	7/31/13
	—	10,000	(4)	11.84	8/6/14

III-6

	Option awards
	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option exercise	Option expiration
Name	options-Exercisable	options-Unexercisable	price ($)	date
Charles Y. Tanabe
Series A	101,915	—	17.54	2/28/11
	—	5,000 (3)	13.00	7/31/13
	—	9,000 (4)	11.84	8/6/14

(1)	Vests as to 100% on June 14, 2008.

(2)	Vests as to 100% on May 16, 2008.

(3)	Vests as to 100% on July 31, 2008.

(4)	Vests as to 50% on each of August 6, 2008 and 2009.
     (e) Option Exercises and Stock Vested Table
     The following table sets forth information regarding the exercise of stock options held by the Named Executive Officers, in each case, during the year ended December 31, 2007.

	Option awards
	Number of
	shares	Value
	acquired on	realized on
Name	exercise	exercise ($)
Albert E. Rosenthaler
Series A	86,280	1,207,334
Christopher W. Shean
Series A	68,845	839,732
Charles Y. Tanabe
Series A	128,500	1,329,189

III-7

     (f) Potential Payments Upon Termination or Change-in-Control
     The following table sets forth the potential payments to the Named Executive Officers if their employment with Liberty had terminated or a change in control in our company had occurred, in each case, as of December 31, 2007. The actual amounts may be different at the time of termination due to various factors. In addition, we may enter into new arrangements or modify these arrangements from time to time.
     The amounts provided in the tables are based on the closing market prices on December 31, 2007 for each series of our common stock: DISCA — $25.14 and DISCB — $25.60. The value of options shown in the tables is based on the spread between the exercise or base price of the award and the applicable closing market price.
     Each of the Named Executive Officers has awards outstanding under the transitional plan, and Mr. Bennett has an award outstanding under the incentive plan. None of the Named Executive Officers is party to any employment agreement with Liberty or our company pursuant to which he would be entitled to receive severance payments, other than Mr. Bennett. As discussed under “Item 11. Executive Compensation, (a) Compensation Discussion and Analysis,” any severance payments made to Mr. Bennett under his employment agreement with Liberty, as of December 31, 2007, would be allocated to our company pursuant to our services agreement with Liberty. Pursuant to Mr. Bennett’s employment agreement with Liberty, he would be entitled to severance upon termination of employment following his death or disability.
     Set forth below is a description of the circumstances giving rise to these potential payments and a brief summary of the provisions governing their payout:
•	Voluntary Termination. Under the incentive plan and the transitional plan, each Named Executive Officer would only have a right to the equity grants which vested prior to his termination date.

•	Termination for Cause. All equity grants (whether vested or unvested) under the incentive plan and the transitional plan would be forfeited by any Named Executive Officer who is terminated by Liberty for “cause.” The incentive plan and the transitional plan define “cause” as insubordination, dishonesty, incompetence, moral turpitude, other misconduct of any kind and the refusal to perform his duties and responsibilities for any reason other than illness or incapacity; provided that, if such termination is within 12 months after a change in control (as described below), “cause” means a felony conviction for fraud, misappropriation or embezzlement.

•	Termination Without Cause. Pursuant to the incentive plan and the transitional plan (and the related award agreements), if a Named Executive Officer were terminated without cause, in addition to his vested equity awards, he would be entitled to vesting in full with respect to any outstanding options that would have vested during the calendar year in which the termination occurs and the lapse of restrictions with respect to any restricted share awards that would have vested during such calendar year.

•	Death. In the event of death, the incentive plan and the transitional plan provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards.
     If Mr. Bennett is terminated by Liberty by reason of death prior to August 31, 2014, Mr. Bennett would be entitled to receive from Liberty, in a lump sum, his salary through August 31, 2014 (calculated on the basis of $3,000 per annum), and Liberty would allocate to us such aggregate amount.
•	Disability. In the event of a disability, which is generally the inability to perform gainful activity for at least 12 months, the incentive plan and the transitional plan provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards.
     If Mr. Bennett is terminated by Liberty by reason of disability prior to August 31, 2014, Mr. Bennett would be entitled to receive from Liberty, in a lump sum, his salary through August 31, 2014 (calculated on the basis of $3,000 per annum), and Liberty would allocate to us such aggregate amount.

III-8

•	Termination After a Change in Control. In case of a change in control of our company, the incentive plan and the transitional plan provide for vesting in full of any outstanding options and the lapse of restrictions on any restricted share awards. A change in control is generally defined as:
•	The acquisition of beneficial ownership of at least 20% of the combined voting power of the then outstanding shares of our company ordinarily having the right to vote in the election of directors.

•	Any non-exempt person purchases our common stock pursuant to a tender offer or exchange offer, without the prior consent of our board.

•	The individuals constituting the board of directors over any two consecutive years cease to constitute at least a majority of the board, subject to certain exceptions that permit the board to approve new members by approval of at least two-thirds of the remaining directors.

•	Any merger, consolidation or binding share exchange that causes the persons who were common stockholders of the company immediately prior thereto to lose their proportionate interest in the common stock or voting power of the successor or to have less than a majority of the combined voting power of the then outstanding shares ordinarily having the right to vote in the election of directors, the sale of substantially all of the assets of the company or the dissolution of the company.
     In the case of a change in control described in the last bullet point, our compensation committee may determine to not accelerate the existing equity awards if equivalent awards will be substituted for the existing awards. For purposes of the tabular presentation below, we have assumed no such determination was made. The Advance/Newhouse Transaction will not result in a change in control under the incentive plan and the transitional plan.

III-9

Benefits Payable Upon Termination or Change in Control

	Voluntary			Termination
	Termination		Termination	Without Cause						After a Change
Name	($)		for Cause ($)	($)		Death ($)		Disability ($)		in Control ($)
John C. Malone
Options	8,813,848	(1)	—	8,813,848	(1)	9,465,052	(2)	9,465,052	(2)	9,465,052	(2)

Robert R. Bennett
Severance	—		—	—		240,000		240,000		—
Options	13,452,622	(1)	—	13,452,622	(1)	13,475,022	(2)	13,475,022	(2)	13,475,022	(2)

Total	13,452,622		—	13,452,622		13,715,022		13,715,022		13,475,022

David J.A. Flowers
Options	1,516,154	(1)	—	1,516,154	(1)	1,697,714	(2)	1,697,714	(2)	1,697,714	(2)

Albert E. Rosenthaler
Options	—		—	—		193,700	(2)	193,700	(2)	193,700	(2)

Christopher W. Shean
Options	—		—	—		193,700	(2)	193,700	(2)	193,700	(2)

Charles Y. Tanabe
Options	774,554	(1)	—	774,554	(1)	954,954	(2)	954,954	(2)	954,954	(2)

(1)	Based on the number of vested options held by each Named Executive Officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

(2)	Based on (i) the number of vested options and (ii) the number of unvested options, in each case, held by each Named Executive Officer at year-end. For more information, see the “Outstanding Equity Awards at Fiscal Year-End” table above.

III-10

     (g) Director Compensation Table
     The following table sets forth information regarding the compensation paid to each director of our company, other than Messrs. Malone and Bennett, during the year ended December 31, 2007.

	Fees Earned
	or Paid in Cash	Option
Name (1)	($)(2)	Awards ($)(3)(4)		Total ($)

Paul A. Gould	63,000	66,494	(5)	129,494
M. LaVoy Robison	75,000	66,494	(6)	141,494
J. David Wargo	63,000	66,494	(7)	129,494

(1)	Excludes John C. Malone and Robert R. Bennett, each of whom is a director of our company and a Named Executive Officer.

(2)	Each of our directors who is not an officer or employee of our company is paid a retainer of $50,000 per year, payable quarterly in arrears, plus a fee of $1,000 for each board meeting he attends. In addition, the chairman and each other member of the audit committee of our board of directors is paid a fee of $5,000 and $2,000, respectively, for each audit committee meeting he attends. Each member of the executive committee and the compensation committee who is not an employee of our company receives a fee of $1,000 for each committee meeting he attends. Fees to our directors are payable in cash. In addition, we reimburse members of our board for travel expenses incurred to attend any meetings of our board or any committee thereof.

(3)	The dollar amounts recognized for financial statement purposes have been calculated in accordance with FAS 123R. For a description of the assumptions applied in these calculations, see Note 13 to our consolidated financial statements for the year ended December 31, 2007 (which are included in our Annual Report on Form 10-K as filed with the SEC on February 15, 2008).

(4)	Pursuant to the Discovery Holding Company 2005 Nonemployee Director Incentive Plan, on May 16, 2007, our board of directors granted each of the nonemployee directors options (the director options) to purchase 10,000 shares of our Series A common stock at an exercise price equal to $22.90, which was the closing price of our Series A common stock on the grant date. The director options received by each director had a grant date fair value of $77,382. The director options will become exercisable on the date of the Annual Meeting, or on such earlier date that the grantee ceases to be a director because of death or disability, and will terminate without becoming exercisable if the grantee resigns or is removed from the board before the date of the Annual Meeting. The director options will, upon becoming exercisable, be exercisable until May 16, 2017, or, if earlier, until the first business day following the first anniversary of the date the grantee ceases to be a director (or, if the grantee dies within that period, until the first business day following the expiration of the one-year period beginning on the date of the grantee’s death).

(5)	In addition to the director options, as of February 29, 2008, Mr. Gould held an aggregate 14,175 outstanding option awards, all of which were granted prior to 2007.

(6)	In addition to the director options, as of February 29, 2008, Mr. Robison held an aggregate 13,300 outstanding option awards, all of which were granted prior to 2007.

(7)	In addition to the director options, as of February 29, 2008, Mr. Wargo held an aggregate 11,048 outstanding option awards, all of which were granted prior to 2007.
     (h) Compensation Committee Interlocks and Insider Participation
     The members of our compensation committee are Paul A. Gould, M. LaVoy Robison and J. David Wargo. No member of our compensation committee is a current or former officer or, during 2007, an employee of our company or any of our subsidiaries. No interlocking relationship exists between our board and our compensation committee and the board of directors or compensation committee of any other company.

III-11

     (i) Compensation Committee Report
     The compensation committee has reviewed and discussed with our management the “Compensation Discussion and Analysis” included under this “Item 11. Executive Compensation” section. Based on such review and discussions, the compensation committee recommended to our board of directors that the “Item 11. Executive Compensation, (a) Compensation Discussion and Analysis” be included in this Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
Paul A. Gould
M. LaVoy Robison
J. David Wargo
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Equity Compensation Plans
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information as of December 31, 2007, with respect to shares of our common stock authorized for issuance under our equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of
	Number of		securities
	securities to	Weighted	available for
	be issued	average	future issuance
	upon exercise	exercise	under equity
	of	price of	compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities
	warrants and	warrants and	reflected in the
Plan Category	rights	rights	first column)
Equity compensation plans approved by security holders:
Discovery Holding Company 2005 Incentive Plan:
Series A common stock	10,000	$22.90	9,990,000 (1)
Series B common stock	—	$—	—
Discovery Holding Company 2005 Nonemployee Director Incentive Plan:
Series A common stock	60,000	$18.69	4,940,000 (1)
Series B common stock	—	$—	—
Discovery Holding Company Transitional Stock Adjustment Plan(2):
Series A common stock	1,082,292	$15.42	—
Series B common stock	2,996,525	$18.87	—
Equity compensation plans not approved by security holders—None	—	—	—

Total	4,148,817	$17.91	14,930,000

(1)	Each plan permits grants of, or with respect to, shares of our Series A common stock or Series B common stock subject to a single aggregate limit.

(2)	The transitional plan was adopted in connection with the spin-off to provide for the supplemental award of options to purchase shares of our common stock and restricted shares of our Series A common stock, in each case, pursuant to adjustments made to Liberty stock incentive awards in accordance with the anti-dilution provisions of Liberty’s stock incentive plans.

III-12

     (b) Security Ownership of Certain Beneficial Owners and Management
     Security Ownership of Certain Beneficial Owners
     The following table sets forth information, to the extent known by us or ascertainable from public filings, concerning shares of our common stock beneficially owned by each person or entity (other than certain of our directors and executive officers, whose ownership information follows) known by us to own more than five percent of the outstanding shares of our common stock.
     The percentage ownership information is based upon 269,180,104 shares of our Series A common stock and 11,869,696 shares of our Series B common stock outstanding as of March 31, 2008.

Name and Address of		Amount and Nature of		Percent of	Voting
Beneficial Owner	Title of Class	Beneficial Ownership		Class	Power

Harris Associates L.P.	Series A	26,937,050	(1)	9.19%	6.4%
Two North LaSalle Street, Suite 500, Chicago, IL 60602

T. Rowe Price Associates, Inc.	Series A	15,491,272	(2)	5.8%	0.7%
100 E. Pratt Street, Baltimore, MD 21202

(1)	The number of shares of common stock is based upon Amendment No. 3 to the Schedule 13G dated February 12, 2008, filed by Harris Associates L.P., an investment adviser, and its general partner, Harris Associates Inc., with respect to our Series A common stock. Harris Associates is deemed to be the beneficial owner of 26,937,050 shares of our Series A common stock, as a result of acting as investment adviser. The Schedule 13G reflects that Harris Associates has shared voting power over 24,731,330 shares of our Series A common stock.

(2)	The number of shares of common stock is based upon Amendment No. 1 to the Schedule 13G dated February 14, 2008, filed by T. Rowe Price Associates, Inc., an investment adviser, with respect to our Series A common stock. T. Rowe Price is deemed to be the beneficial owner of 15,491,272 shares of our Series A common stock. The Schedule 13G reflects that T. Rowe Price has sole voting power over 2,700,515 shares of our Series A common stock.
     Security Ownership of Management
     The following table sets forth information with respect to the ownership by each of our directors and each of our Named Executive Officers, and by all of our directors and executive officers as a group, of shares of our Series A and Series B common stock.
     The security ownership information is given as of March 31, 2008, and, in the case of percentage ownership information, is based upon 269,180,104 shares of our Series A common stock and 11,869,696 shares of our Series B common stock outstanding on such date.
     Shares of common stock issuable upon exercise or conversion of options, warrants and convertible securities that were exercisable or convertible on or within 60 days after March 31, 2008, are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of the following presentation, beneficial ownership of shares of our Series B common stock, though convertible on a one-for-one basis into shares of our Series A common stock, is reported as beneficial ownership of our Series B common stock only, and not as beneficial ownership of our Series A common stock, but the voting power of the Series A common stock and Series B common stock have been aggregated. So far as is known to us, the persons indicated below have sole voting power with respect to the shares indicated as owned by them, except as otherwise stated in the notes to the table.

III-13

		Amount and Nature of	Percent
Name of		Beneficial Ownership	of	Voting
Beneficial Owner	Title of Class	(in thousands)	Class	Power

John C. Malone	Series A	3,394(1)(2)(3)	1.3%	31.1%
	Series B	12,127(1)(3)	92.3%

Robert R. Bennett	Series A	328(3)(4)(5)	*	4.2%
	Series B	1,668(3)(5)	12.3%

Paul A. Gould	Series A	202(3)	*	*
	Series B	174	1.5%

M. LaVoy Robison	Series A	14(3)	*	*
	Series B	—

J. David Wargo	Series A	20(3)(6)	*	*
	Series B	—

David J.A. Flowers	Series A	206(3)(4)	*	*
	Series B	—

Albert E. Rosenthaler	Series A	1(4)	*	*
	Series B	—

Christopher W. Shean	Series A	1(4)	*	*
	Series B	—

Charles Y. Tanabe	Series A	103(3)(4)(7)	*	*
	Series B	—

All directors and executive	Series A	4,268(2)(3)(4)(5)(6)(8)	1.6%	34.5%
officers as a Group	Series B	13,969(3)(5)(8)	94.4%
(9 persons)

*	Less than one percent

(1)	Includes 480,889 shares of our Series A common stock and 340,943 shares of our Series B common stock held by Mr. Malone’s wife, Mrs. Leslie Malone, as to which shares Mr. Malone has disclaimed beneficial ownership.

(2)	Includes 330 and 1,217,920 shares of our Series A common stock held by two trusts with respect to which Mr. Malone is the sole trustee and, with his wife, retains a unitrust interest in the trust.

(3)	Includes beneficial ownership of shares that may be acquired upon exercise of stock options exercisable within 60 days after March 31, 2008. Messrs. Malone and Bennett have the right to convert the options to purchase shares of our Series B common stock into options to purchase shares of our Series A common stock.

	Series A	Series B
John C. Malone	13,333	1,268,540
Robert R. Bennett	200,000	1,667,985
Paul A. Gould	14,175	—
M. LaVoy Robison	13,300	—
J. David Wargo	11,048	—
David J.A. Flowers	178,686	—
Charles Y. Tanabe	101,915	—

III-14

(4)	Includes shares of our Series A common stock held by the Liberty 401(k) Savings Plan as follows:

Robert R. Bennett	2,705
David J.A. Flowers	1,221
Albert E. Rosenthaler	532
Christopher W. Shean	566
Charles Y. Tanabe	632
(5)	Includes 109,826 shares of our Series A common stock and 40 shares of our Series B common stock owned by Hilltop Investments, Inc., which is jointly owned by Mr. Bennett and his wife, Mrs. Deborah Bennett.

(6)	Includes 3,137 shares of our Series A common stock held in various accounts managed by Mr. Wargo, as to which shares Mr. Wargo has disclaimed beneficial ownership.

(7)	Includes 306 shares of our Series A common stock held by Mr. Tanabe’s wife, Arlene Bobrow, as to which shares Mr. Tanabe has disclaimed beneficial ownership.

(8)	Includes 481,195 shares of our Series A common stock and 340,943 shares of our Series B common stock held by relatives of certain directors and executive officers, as to which shares beneficial ownership by such directors and executive officers has been disclaimed.
     Change of Control
     Other than as contemplated by the non-binding letter of intent entered into with Advance/Newhouse Programming Partnership in December 2007 pursuant to which (among other things) which the parties would combine their interests in Discovery Communications LLC under a new public holding company (the Advance/Newhouse Transaction), we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     (a) Director Independence
     It is our policy that a majority of the members of our board of directors be independent of our management. For a director to be deemed independent, our board of directors must affirmatively determine that the director has no direct or indirect material relationship with our company. To assist our board of directors in determining which of our directors qualify as independent for purposes of the NASDAQ Stock Market listing standards as well as applicable rules and regulations adopted by the SEC, we developed categorical standards of director independence, which we refer to as our criteria for director independence. Under these criteria, a director will be deemed independent if such director:
•	is not an employee or member of our management or the management of any of our subsidiaries;

•	has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us); for this purpose material relationships can, for example, include commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships;

•	has no other relationship with us or our subsidiaries that would interfere with the exercise of independent judgment as a director; and

•	does not accept any consulting, advisory or other compensatory fee from us, except fees received for services as a director (including fees for serving on a committee of our board of directors).
     In addition, under these criteria, a director will not be deemed independent if such director:

III-15

•	is, or, during the three years preceding the determination date (which period of three years is referred to as the determination period), was employed by us or any of our subsidiaries, or has a family member who is or was during the determination period an executive officer of our company or any of our subsidiaries;

•	is, or has an immediate family member who is, an executive officer, partner or controlling shareholder of an organization that made payments to or received payments from us for property or services in the current or any of the past three fiscal years, in an amount which exceeded the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year, other than payments solely from investments in our securities or payments under non-discretionary charitable contribution matching programs;

•	received, or has an immediate family member who received, any payment in excess of $60,000 from us or any of our subsidiaries during any period of twelve consecutive months within the determination period, other than (a) director and committee fees, (b) payments arising solely from investments in our securities, (c) compensation to an immediate family member who is a non-executive employee of our company or any of our subsidiaries, (d) benefits under a tax-qualified retirement plan, (e) non-discretionary compensation, or (f) certain permitted loans;

•	is, or has an immediate family member who is, a current partner of the external auditor of our company or any of our subsidiaries or was a partner or employee with the external auditor of our company or any of our subsidiaries who worked on the audit of our company or any of our subsidiaries at any time during the determination period; or

•	is, or during the determination period was, or has a family member who is, or during the determination period was, employed as an executive officer by a company as to which an executive officer of our company serves, or during the determination period served, as a director and member of the compensation committee of such other company.
     Our criteria for director independence can be found, in its entirety, on our website at www.discoveryholdingcompany.com. In accordance with these criteria, our board of directors has determined that each of Paul A. Gould, M. LaVoy Robison and J. David Wargo qualifies as an independent director of our company.
Item 14. Principal Accounting Fees and Services
     (a) Audit Fees and All Other Fees
     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the annual financial statements of our company, including our consolidated subsidiaries, for the fiscal years 2007 and 2006, and fees billed for other services rendered by KPMG LLP:

	2007	2006
Audit fees	$1,969,000	2,044,000
Audit related fees (1)	33,000	152,000

Audit and audit related fees	2,002,000	2,196,000
Tax fees (2)	527,000	283,000

Total fees	$2,529,000	2,479,000

III-16

(1)	Audit related fees include fees incurred for due diligence related to potential business combinations and audits of financial statements of certain employee benefits plans.

(2)	Tax fees consisted of tax compliance and consultations regarding the tax implications of certain transactions.
     Our audit committee has considered whether the provision of services by KPMG LLP to our company other than auditing is compatible with KPMG LLP maintaining its independence and believes that the provision of such other services is compatible with KPMG LLP maintaining its independence.
     (b) Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor
     Our audit committee has adopted a policy regarding the pre-approval of all audit and permissible non-audit services provided by our independent auditor. Pursuant to this policy, our audit committee has approved the engagement of our independent auditor to provide the following services (all of which are collectively referred to as pre-approved services):
•	audit services as specified in the policy, including (i) financial audits of our company and our subsidiaries, (ii) services associated with our periodic reports, registration statements and other documents filed or issued in connection with a securities offering (including comfort letters and consents), (iii) attestations of our management’s reports on internal controls and (iv) consultations with management as to accounting or reporting of transactions;

•	audit related services as specified in the policy, including (i) due diligence services, (ii) financial audits of employee benefit plans, (iii) attestation services not required by statute or regulation, (iv) certain audits incremental to the audit of our consolidated financial statements and (v) closing balance sheet audits related to dispositions; and

•	tax services as specified in the policy, including federal, state, local and international tax planning, compliance and review services, and tax due diligence and advice regarding mergers and acquisitions.
     Notwithstanding the foregoing general pre-approval, any individual project involving the provision of pre-approved services that is expected to result in fees in excess of $40,000 requires the specific pre-approval of our audit committee. In addition, any engagement of our independent auditors for services other than the pre-approved services requires the specific approval of our audit committee. Our audit committee has delegated the authority for the foregoing approvals to the chairman of the audit committee, subject to his subsequent disclosure to the entire audit committee of the granting of any such approval. M. LaVoy Robison currently serves as the chairman of our audit committee.
     Our pre-approval policy prohibits the engagement of our independent auditor to provide any services that are subject to the prohibition imposed by Section 201 of the Sarbanes-Oxley Act.
     All services provided by our independent auditor during 2007 were approved in accordance with the terms of the policy.

III-17

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) (1) Financial Statements
Included in Part II of the Registrant’s Annual Report on Form 10-K as filed with the SEC on February 15, 2008:
Discovery Holding Company:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive Earnings (Loss), Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows, Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements, December 31, 2007, 2006 and 2005
(a) (2) Financial Statement Schedules
Included in Part IV of the Registrant’s Annual Report on Form 10-K as filed with the SEC on February 15, 2008:
(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for Discovery Communications Holding, LLC:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Operations, Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows, Years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Members’ Equity and Stockholders’ Deficit, Years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
     (a) (3) Exhibits
Listed below are the exhibits which are filed or furnished as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2	— Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (DHC) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the Form 10)).
3	— Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).

3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4	— Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).

IV-1

4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10	— Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks.*

10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).

10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).

10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).

10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).

10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).

10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21	— Subsidiaries of Discovery Holding Company.*

23	— Consents of Experts and Counsel:
23.1	Consent of KPMG LLP.*

23.2	Consent of PricewaterhouseCoopers LLP.*
31	— Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Rule 13a-14(a)/15d-14(a) Certification.**

31.2	Rule 13a-14(a)/15d-14(a) Certification.**

31.3	Rule 13a-14(a)/15d-14(a) Certification.**
32	— Section 1350 Certification.***

*	Filed with the Registrant’s Annual Report on Form 10-K on February 15, 2008.

**	Filed herewith.

***	Furnished herewith.

IV-2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Dated: April 29, 2008	By:	/s/ John C. Malone
John C. Malone
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Director and Chief Executive Officer	April 29, 2008

/s/ Robert R. Bennett Robert R. Bennett	Director and President	April 29, 2008

/s/ Paul A. Gould Paul A. Gould	Director	April 29, 2008

/s/ M. LaVoy Robison M. LaVoy Robison	Director	April 29, 2008

/s/ J. David Wargo J. David Wargo	Director	April 29, 2008

/s/ David J.A. Flowers David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	April 29, 2008

/s/ Christopher W. Shean Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	April 29, 2008
Signature Page to Form 10-K/A

EXHIBIT INDEX
Listed below are the exhibits which are filed or furnished as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):
2	— Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (DHC) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the Form 10)).
3	— Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).

3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4	— Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).

4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10	— Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks.*

10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).

10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).

10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).

10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).

10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).

10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).

10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21	— Subsidiaries of Discovery Holding Company.*

23	— Consents of Experts and Counsel:
23.1	Consent of KPMG LLP.*

23.2	Consent of PricewaterhouseCoopers LLP.*
31	— Rule 13a-14(a)/15d-14(a) Certifications:
31.1	Rule 13a-14(a)/15d-14(a) Certification.**

31.2	Rule 13a-14(a)/15d-14(a) Certification.**

31.3	Rule 13a-14(a)/15d-14(a) Certification.**
32	— Section 1350 Certification.***

*	Filed with the Registrant’s Annual Report on Form 10-K on February 15, 2008.

**	Filed herewith.

***	Furnished herewith.