Form 10-Q
period 2008-03-31
Discovery Holding CO
filed 2008-05-08
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of outstanding shares of Discovery Holding Company’s common stock as of April 30, 2008 was:

Series A common stock 268,091,082 shares; and
Series B common stock 13,138,236 shares.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2008	2007
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$222,577	209,449
Trade receivables, net	172,624	144,342
Prepaid expenses	15,324	14,815
Other current assets	3,752	3,101

Total current assets	414,277	371,707
Investments in marketable securities	—	23,545
Investment in Discovery Communications Holding, LLC (“Discovery”) (note 6)	3,330,030	3,271,553
Property and equipment, net	262,744	269,742
Goodwill (note 5)	1,909,823	1,909,823
Other assets, net	18,964	19,382

Total assets	$5,935,838	5,865,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,555	26,298
Accrued payroll and related liabilities	22,839	26,127
Other accrued liabilities	42,536	42,761
Deferred revenue	23,472	24,951

Total current liabilities	137,402	120,137
Deferred income tax liabilities	1,252,033	1,228,942
Other liabilities	21,830	22,352

Total liabilities	1,411,265	1,371,431

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 269,180,104 shares at March 31, 2008 and 269,159,928 shares at December 31, 2007	2,692	2,691
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 11,869,696 shares at March 31, 2008 and December 31, 2007	119	119
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,728,701	5,728,213
Accumulated deficit	(1,219,492)	(1,253,483)
Accumulated other comprehensive earnings	12,553	16,781

Total stockholders’ equity	4,524,573	4,494,321

Total liabilities and stockholders’ equity	$5,935,838	5,865,752

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands, except per share amounts

Net revenue	$189,305	173,882

Operating expenses:
Cost of services	138,060	121,542
Selling, general, and administrative, including stock-based compensation (notes 3 and 9)	41,155	38,004
Restructuring and other charges	1,257	—
Gain on sale of operating assets	(78)	(34)
Depreciation and amortization	16,540	15,571

	196,934	175,083

Operating loss	(7,629)	(1,201)
Other income:
Share of earnings of Discovery (note 6)	66,402	21,557
Other income, net	1,684	9,297

	68,086	30,854

Earnings before income taxes	60,457	29,653
Income tax expense	(26,466)	(9,189)

Net earnings	33,991	20,464

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	4,009	1,354
Unrealized holding gains (losses) arising during the period	(8,237)	456

Other comprehensive earnings (loss)	(4,228)	1,810

Comprehensive earnings	$29,763	22,274

Basic and diluted earnings per common share — Series A and Series B (note 4)	$.12	.07

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Cash flows from operating activities:
Net earnings	$33,991	20,464
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	16,540	15,571
Stock-based compensation	(116)	966
Share of earnings of Discovery	(66,402)	(21,557)
Gain on lease buyout	—	(6,992)
Deferred income tax expense	25,754	8,508
Other non-cash credits, net	(502)	(487)
Changes in assets and liabilities, net of acquisitions:
Trade receivables	(28,048)	(1,082)
Prepaid expenses and other current assets	(1,157)	(1,197)
Payables and other liabilities	17,769	(11,629)

Net cash provided by (used in) operating activities	(2,171)	2,565

Cash flows from investing activities:
Capital expenditures	(8,552)	(13,407)
Cash proceeds from lease buyout	—	7,138
Net sales (purchases) of marketable securities	23,545	(665)
Other investing activities, net	145	90

Net cash provided by (used in) investing activities	15,138	(6,844)

Cash flows from financing activities:
Net cash from option exercises	329	—
Other financing activities, net	(168)	(19)

Net cash provided (used) by financing activities	161	(19)

Net increase (decrease) in cash and cash equivalents	13,128	(4,298)
Cash and cash equivalents at beginning of period	209,449	154,775

Cash and cash equivalents at end of period	$222,577	150,477

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Three months ended March 31, 2008
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings	Equity
	amounts in thousands

Balance at January 1, 2008	$—	2,691	119	—	5,728,213	(1,253,483)	16,781	4,494,321
Net earnings	—	—	—	—	—	33,991	—	33,991
Other comprehensive loss	—	—	—	—	—	—	(4,228)	(4,228)
Stock compensation	—	—	—	—	160	—	—	160
Stock option exercises	—	1	—	—	328	—	—	329

Balance at March 31, 2008	$—	2,692	119	—	5,728,701	(1,219,492)	12,553	4,524,573

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
March 31, 2008
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Discovery Holding Company and its consolidated subsidiaries (“DHC” or the “Company”). DHC’s two wholly-owned operating subsidiaries are Ascent Media Group, LLC (“Ascent Media”) and Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”). DHC also has a 66 2/3% ownership interest in Discovery, previously a 50% interest through May 14, 2007, which it accounts for as an equity method investment (see note 6). All significant intercompany accounts and transactions have been eliminated in consolidation.

Ascent Media is comprised of two operating segments. Ascent Media’s creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns, and corporate communications programming. The group manipulates or enhances original visual images or audio captured in principal photography and creates new three dimensional images, animation sequences, or sound effects. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage, and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to programming providers in North America, Europe and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services.

AccentHealth operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide, and is included as part of the network services group for financial reporting purposes.

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services.

The accompanying interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenue and expenses for each reporting period. The significant estimates made in preparation of the Company’s condensed consolidated financial statements primarily relate to valuation of goodwill, other intangible assets, long-lived assets, deferred tax assets, and the amount of the allowance for doubtful accounts. Actual results could differ from the estimates upon which the carrying values were based.

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

In December 2007, DHC announced that it had signed a non-binding letter of intent with Advance/Newhouse Programming Partnership (“Advance/Newhouse”) to combine their respective stakes in Discovery. As currently contemplated by the non-binding letter of intent, the transaction, if completed, would involve the following steps:

•	DHC will spin-off to its shareholders a wholly-owned subsidiary holding substantially all of DHC’s cash, AccentHealth and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related services (the “Ascent Media Spin Off”);

•	Immediately following the Ascent Media Spin Off, DHC will combine with a new holding company (“New DHC”), and DHC’s existing shareholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC on an as-converted basis. The preferred stock held by Advance/Newhouse will entitle it to elect three members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction is expected in the third quarter of 2008. The Ascent Media Spin Off was approved in connection with the proposed transaction between DHC and Advance/Newhouse, and it is a condition of the Ascent Media Spin Off that the agreement between DHC and Advance/Newhouse be in effect and that all conditions precedent to that transaction (other than the Ascent Media Spin Off) shall have been satisfied.

It is currently expected that the Ascent Media Spin Off will be effected for federal income tax purposes as a tax-free distribution to DHC’s shareholders and be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the Ascent Media Spin Off, the historical results of operations of Ascent Media prior to the Ascent Media Spin Off will be included in discontinued operations in DHC’s consolidated financial statements. The acquisition of Advance/Newhouse’s interests in Discovery and Animal Planet will result in New DHC owning 100% of Discovery, and accordingly, New DHC will consolidate Discovery’s financial position and results of operations effective with the closing of the transaction. Pursuant to FASB Technical Bulletin 85-5, the contribution of interests to New DHC will be treated as a non-substantive merger, and therefore, interests will be recorded at carry over basis.

(3)	Stock Options and Other Long-Term Incentive Compensation

Stock Options

The Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees. The majority of these stock incentive awards were issued on or prior to DHC’s spin off from Liberty Media Corporation (“Liberty”) on July 21, 2005 (the “2005 Spin Off”). Stock option grants have also been issued to non-employee directors of DHC and to the president of DHC subsequent to that date. For the three months ended March 31, 2008 and 2007, stock-based compensation related to these awards was $160,000 and $137,000, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2008, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,132,036	$15.31	2,996,525	$18.87

Exercisable	908,002	$15.45	2,936,525	$18.93

As of March 31, 2008, the total compensation cost related to unvested equity awards was $379,000. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 1.1 years.

2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“PAR Value”) is equal to the positive amount (if any) of (a) the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of Ascent Media, based on a formula set forth in the 2006 Plan, divided by 10,000,000; over (b) a baseline value determined at the time of grant. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 483,500 PARs granted as of March 31, 2008. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media records a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

(4)	Earnings Per Common Share — Series A and Series B

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 2008 and 2007 is 281,044,000 and 280,222,000, respectively. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2008 and 2007, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5)	Goodwill

Goodwill is comprised of the following:

	March 31,	December 31,
	2008	2007
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Network Services group	32,224	32,224
Discovery	1,771,000	1,771,000

Total goodwill	$1,909,823	1,909,823

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

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. However, the effective date of SFAS 157 has been deferred to fiscal years beginning after November 15, 2008 and interim periods within those years, and DHC has elected the deferral provision, as it relates to fair value measurement requirements for (i) nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis (e.g. asset retirement obligations, restructuring liabilities and assets and liabilities acquired in business combinations) and (ii) fair value measurements required for impairments under SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple platforms in the United States and more than 170 other countries, including television networks offering customized programming in 35 languages. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services.

On May 14, 2007, Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, DHC owns a 66 2/3% interest in Discovery and Advance/Newhouse owns a 33 1/3% interest in Discovery.

In connection with the Cox Transaction, DHC reallocated its excess basis related to its investment in Discovery. Such allocation process was completed in the first quarter of 2008 and resulted in approximately 48% of the excess basis created by the Cox Transaction being allocated to intangible assets with determinable useful lives. Amortization of such intangible assets aggregated $3,744,000 (net of related taxes) for the three months ended March 31, 2008 and is included in DHC’s share of earnings of Discovery.

DHC continues to account for its investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict DHC’s ability to control Discovery. From January 1, 2007 through May 14, 2007, DHC recorded its 50% share of the earnings of DCI. Subsequent to May 14, 2007, DHC has recorded its 66 2/3% share of the earnings of Discovery.

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

DHC’s carrying value for Discovery was $3,330,030,000 at March 31, 2008. In addition, as described in note 5, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	amounts in thousands

Cash and cash equivalents	$68,654	44,951
Other current assets	1,021,658	1,032,282
Property and equipment, net	379,125	397,430
Goodwill and intangible assets	5,041,554	5,051,843
Programming rights, long term	1,045,593	1,048,193
Other assets	364,753	385,731

Total assets	$7,921,337	7,960,430

Current liabilities	$681,805	850,495
Long term debt	4,088,607	4,109,085
Other liabilities	300,610	243,867
Mandatorily redeemable equity in subsidiaries	48,721	48,721
Members’ equity	2,801,594	2,708,262

Total liabilities and members’ equity	$7,921,337	7,960,430

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue	$794,578	710,198
Cost of revenue	(230,435)	(243,523)
Selling, general and administrative	(278,211)	(276,247)
Restructuring and other charges	—	(10,999)
Equity-based compensation	35,857	(11,721)
Depreciation and amortization	(37,720)	(32,433)

Operating income	284,069	135,275
Interest expense, net	(68,720)	(44,558)
Other income (expense), net	(22,590)	2,407
Income tax expense	(87,541)	(41,710)

Earnings from continuing operations	105,218	51,414
Loss from discontinued operations, net of income tax	—	(8,300)

Net earnings	$105,218	43,114

Note: In the third quarter of 2007, Discovery closed its 103 mall-based and stand-alone Discovery Channel stores. As a result, Discovery’s consolidated statement of operations for the three months ended March 31, 2007 has been prepared to reflect the retail store business as discontinued operations.

(7)	Income Taxes

During the first quarter of 2008, Liberty reached an agreement with the IRS related to certain disputed tax items that arose in periods prior to DHC’s spin off from Liberty on July 21, 2005. The agreement resulted in a reduction to the initial amount of federal and California net operating losses by $28,554,000 and $49,667,000, respectively, that Liberty had allocated to DHC at the spin off date. In addition, during the first quarter of 2008, DHC reduced its reserve against the net operating losses allocated from Liberty from $11,877,000 to $2,662,000 under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. However, since DHC had previously recorded a full valuation allowance against these net operating losses, the reversal of the net operating losses, the decrease in the reserve on the net operating losses, and the reversal of the corresponding valuation allowance resulted in no net impact to DHC’s condensed consolidated financial statements.

As of January 1, 2008, the Company’s tax reserves related to unrecognized tax benefits for uncertain tax positions was not significant. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2008.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying condensed consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income, net in the accompanying condensed consolidated statements of operations. As of January 1, 2008, accrued interest and penalties related to uncertain tax positions was not significant.

As of March 31, 2008, the Company’s tax returns for the period July 21, 2005 through December 31, 2007 remain subject to examination by the IRS for federal income tax purposes.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(8)	Commitments and Contingencies

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

On December 31, 2003, Ascent Media acquired the operations of Sony Electronic’s systems integration center business and related assets, which we refer to as SIC. In exchange, Sony received the right to be paid in 2008 an amount equal to 20% of the value of the combined business of Ascent Media’s wholly owned subsidiary, AF Associates, Inc. and SIC. The value of 20% of the combined business of AF Associates and SIC is estimated at $6,100,000, which liability is included in other accrued liabilities in the accompanying condensed consolidated balance sheets. SIC is included in Ascent Media’s network services group.

(9)	Related Party Transactions

In connection with the 2005 Spin Off, DHC and Liberty entered into a Services Agreement. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate. Amounts charged to DHC by Liberty under the Services Agreement aggregated $499,000 and $552,000 for the three months ended March 31, 2008 and 2007, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the three months ended March 31, 2008 and 2007 aggregated $9,311,000 and $4,960,000, respectively.

(10)	Information About Operating Segments

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

Based on the foregoing criteria, the Company’s business units have been aggregated into three reportable segments: the creative services group and the network services group, which are consolidated operating segments, and Discovery, which is an equity affiliate. Corporate related items and unallocated income and expenses are reflected in the corporate and other category listed below.

The creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to programming providers in North America, Europe and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The accounting policies of the segments that are consolidated entities are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

The Company evaluates the performance of these operating segments based on financial measures such as revenue and operating cash flow. The Company defines operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to service debt and capital expenditures. In addition, this measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network			Equity
	Services	Services	Corporate	Consolidated	affiliate-
	group	group(1)	and other	Total	Discovery
	amounts in thousands

Three months ended March 31, 2008
Revenue from external customers	$91,782	97,523	—	189,305	794,578
Operating cash flow (deficit)	$3,817	17,170	(10,948)	10,039	285,932
Capital expenditures	$3,753	3,728	1,071	8,552	13,955
Total assets	$375,690	265,268	5,294,880	5,935,838	7,921,337
Three months ended March 31, 2007
Revenue from external customers	$110,712	63,170	—	173,882	710,198
Operating cash flow (deficit)	$14,284	8,288	(7,210)	15,362	190,428
Capital expenditures	$6,132	5,587	1,688	13,407	13,407

(1)	Included in network services group revenue is broadcast services revenue of $42,588,000 and $37,415,000 and systems integration revenue of $54,935,000 and $25,755,000 for the three months ended March 31, 2008 and 2007, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table provides a reconciliation of consolidated segment operating cash flow to earnings before income taxes.

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Consolidated segment operating cash flow	$10,039	15,362
Stock-based compensation	116	(966)
Depreciation and amortization	(16,540)	(15,571)
Share of earnings of Discovery	66,402	21,557
Other, net	440	9,271

Earnings before income taxes	$60,457	29,653

Information as to the Company’s operations in different geographic areas is as follows:

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue
United States	$150,172	137,212
United Kingdom	33,042	30,140
Other countries	6,091	6,530

	$189,305	173,882

	March 31,	December 31,
	2008	2007
	amounts in thousands

Property and equipment, net
United States	$175,515	178,299
United Kingdom	65,661	68,548
Other countries	21,568	22,895

	$262,744	269,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business, marketing and operating strategies, integration of acquired businesses, new service offerings, financial prospects, and anticipated sources and uses of capital. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

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

For additional risk factors, please see our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto; and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

Overview

We are a holding company and our businesses and assets include consolidated subsidiaries Ascent Media Group, LLC (“Ascent Media”) and Ascent Media CANS, LLC (dba AccentHealth) (“AccentHealth”), and a 66 2/3% ownership interest in Discovery Communications Holding, LLC (“Discovery”), which we account for using the equity method of accounting. Accordingly, as described below, Discovery’s revenue is not reflected in the revenue we report in our condensed consolidated financial statements.

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

On November 5, 2007, Writers Guild of America, East and West (“Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike has had a significant adverse effect on the revenue generated by Ascent Media’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials. On February 10, 2008, the Writers Guild announced that its governing boards had voted to recommend the terms of a proposed new contract with the Alliance of Motion Picture and Television Producers (“AMPTP”) and suspended picketing by the Writers Guild against producers. Members of the Writers Guild voted to end the strike on February 12, 2008. On February 26, 2008, the Writers Guild announced that its members had ratified the new contract, the term of which runs through May 1, 2011. The 2007-2008 television season has been significantly affected by the strike. Networks and producers have resumed production of some scripted television programming interrupted by the strike. However, it is expected that some programming will not resume production this season, if at all. Accordingly, the full impact of the strike cannot currently be determined.

On February 21, 2008, the Directors Guild of America announced that its members had ratified a new contract with the AMPTP for a term ending June 30, 2011.

The current contract between the Screen Actors Guild and AMPTP is scheduled to expire June 30, 2008, as does the contract governing primetime dramatic television programming for members of the American Federation of Television and Radio Artists, which traditionally negotiates labor terms with the producers in conjunction with the Screen Actors Guild.

Discovery

Our most significant asset is our interest in Discovery, which we do not control. Discovery is a leading global media and entertainment company that provides original and purchased programming across multiple platforms in the U.S. and more than 170 other countries. Discovery also develops and sells consumer and educational products and services in the United States and internationally, and owns and operates a diversified portfolio of website properties and other digital services. Our share of the results of operations of Discovery is reflected in our condensed consolidated results as earnings or losses of Discovery. To assist the reader in better understanding and analyzing our business, we have included a separate discussion and analysis of Discovery’s results of operations and financial condition below.

During the second quarter of 2007, each of the shareholders of Discovery Communications, Inc (“DCI”), including our company, contributed its DCI common stock to a newly formed company, Discovery, in exchange for Discovery membership interests. Subsequent to the contribution, each of the members of Discovery held the same ownership interests in Discovery as they previously held in DCI. DCI became a wholly-owned subsidiary of Discovery, and Discovery is the successor reporting entity of DCI

On May 14, 2007, Discovery and Cox Communications Holdings, Inc. (“Cox”) completed an exchange of Cox’s 25% ownership interest in Discovery for all of the capital stock of a subsidiary of Discovery that held Travel Channel, travelchannel.com and approximately $1.3 billion in cash (the “Cox Transaction”). Discovery raised the cash component through additional debt financing, and retired the membership interest previously owned by Cox. Upon completion of this transaction, we own a 66 2/3% interest in Discovery and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) owns a 33 1/3% interest in Discovery. We continue to account for our investment in Discovery using the equity method of accounting due to governance rights possessed by Advance/Newhouse which restrict our ability to control Discovery.

Newhouse Transaction and Ascent Spin Off

In December 2007, we announced that we had signed a non-binding letter of intent with Advance/Newhouse to combine our respective stakes in Discovery. As currently contemplated by the non-binding letter of intent, the transaction, if completed, would involve the following steps:

•	We will spin-off to our shareholders a wholly-owned subsidiary holding substantially all of DHC’s cash, AccentHealth and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related services (the “Ascent Media Spin Off”);

•	Immediately following the Ascent Media Spin Off, we will combine with a new holding company (“New DHC”), and our existing shareholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC on an as-converted basis. The preferred stock held by Advance/Newhouse will entitle it to elect three members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction (the “Newhouse Transaction and Ascent Spin Off”) is expected in the third quarter of 2008. The Ascent Media Spin Off was approved in connection with the proposed transaction between DHC and Advance/Newhouse, and it is a condition of the Ascent Media Spin Off that the agreement between DHC and Advance/Newhouse be in effect and that all conditions precedent to that transaction (other than the Ascent Media Spin Off) shall have been satisfied.

It is currently expected that the Ascent Media Spin Off will be effected for federal income tax purposes as a tax-free distribution to DHC’s shareholders and be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the Ascent Media Spin Off, the historical results of operations of Ascent Media prior to the Ascent Media Spin Off will be included in discontinued operations in DHC’s consolidated financial statements. The acquisition of Advance/Newhouse’s interests in Discovery and Animal Planet will result in New DHC owning 100% of Discovery, and accordingly, New DHC will consolidate Discovery’s financial position and results of operations effective with the closing of the transaction. Pursuant to FASB Technical Bulletin 85-5, the contribution of interests to New DHC will be treated as a non-substantive merger, and therefore, interests will be recorded at carry over basis.

Operating Cash Flow

We evaluate the performance of our operating segments based on financial measures such as revenue and operating cash flow. We define operating cash flow as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). We believe this is an important indicator of the operational strength and performance of our businesses, including their ability to invest in ongoing capital expenditures and service any debt. In addition, this measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, operating cash flow should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of operating cash flow to earnings before income taxes.

Results of Operations

Our condensed consolidated results of operations include 100% of Ascent Media’s and AccentHealth’s results of operations, general and administrative expenses incurred at the DHC corporate level, and our share of earnings of Discovery.

Ascent Media’s creative services group generates revenue primarily from fees for video and audio post production, special effects and editorial services for the television, feature film and advertising industries. Generally, these services pertain to the completion of feature films, television programs and television commercials. These projects normally span from a few days to three months or more in length, and fees for these projects typically range from $10,000 to $1,000,000 per project. Additionally, the creative services group provides owners of film libraries a broad range of restoration, preservation, archiving, professional mastering and duplication services. The scope of these creative services vary in duration from one day to several months depending on the nature of the service, and fees typically range from less than $1,000 to $100,000 per project. The creative services group includes Ascent Media’s digital media distribution center, which provides file-based services in areas such as digital imaging, digital vault, distribution services and interactive media to new and existing distribution platforms.

The network services group’s revenue consists of fees relating to facilities and services necessary to assemble and transport programming for cable and broadcast networks across the world via fiber, satellite and the Internet. The group’s revenue is also driven by systems integration and field support services, technology consulting services, design and implementation of advanced video systems, engineering project management, technical help desk and field service. This operating segment also includes the operations of AccentHealth, which operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide. Approximately 44% of the network services group’s revenue relates to AccentHealth, broadcast services, satellite operations and fiber services that are earned monthly under long-term contracts ranging generally from one to seven years. Additionally, approximately 56% of revenue relates to systems integration and engineering services that are provided on a project basis over terms generally ranging from three to twelve months.

Corporate related items and expenses are reflected in Corporate and other, below. Cost of services and operating expenses consist primarily of production wages, facility costs and other direct costs and selling, general and administrative expenses.

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Segment Revenue
Creative Services group	$91,782	110,712
Network Services group	97,523	63,170
Corporate and other	—	—

	$189,305	173,882

Segment Operating Cash Flow
Creative Services group	$3,817	14,284
Network Services group	17,170	8,288
Corporate and other	(10,948)	(7,210)

	$10,039	15,362

Revenue.  Total revenue increased $15,423,000 or 8.9% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The creative services group revenue decreased $18,930,000 or 17.1% for the three months ended March 31, 2008, respectively, as compared to the corresponding prior year period. The decrease in creative services revenue was due to (i) a decrease of $10,742,000 in television post production services in the U.S. driven primarily by the Writers Guild strike, (ii) lower feature revenue of $4,210,000 driven by smaller feature sound projects, (iii) a decrease of $2,573,000 in commercial revenue driven by strong worldwide demand in the prior year period and (iv) a decrease of $857,000 in U.K. television revenue driven by declines in the broadcast work.

The network services group revenue increased $34,353,000 or 54.4% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The increase in revenue was due to (i) an increase of $29,180,000 in system integration services revenue due to the timing of and increase in the number of large projects, (ii) an increase of $3,071,000 in content distribution revenue in the U.S. and U.K. and (iii) an increase of $2,382,000 driven by AccentHealth due to the continued growth in the digital network.

Cost of Services.  Cost of services increased $16,518,000 or 13.6% for the three months ended March 31, 2008, as compared to the corresponding prior year period. A significant portion of the increase was attributable to network services resulting from higher volumes of system integration services, which have a higher percentage of equipment costs. The increase was partially offset by lower cost of services in creative services driven by decreases in television production services impacted by the Writers Guild strike. As a percent of revenue, cost of services was 72.9% and 69.9% for the three months ended March 31, 2008 and 2007, respectively. The percentage increase is a result of revenue mix primarily driven by the higher production material costs for system integration projects, which have lower margins. Additionally, creative services labor costs decreased to a lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”), including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, increased $4,228,000 or 11.4% for the three months ended March 31, 2008 as compared to the corresponding prior year period. The increase was mainly driven by DHC corporate expenses, which increased $3,227,000 over the corresponding prior year period as a result of legal and accounting costs related to the Newhouse Transaction and Ascent Spin Off. As a percent of revenue, SG&A was 21.8% and 21.3% for the three months ended March 31, 2008 and 2007, respectively.

Restructuring Charges.  During the three months ended March 31, 2008, Ascent Media recorded restructuring charges of $1,257,000 related to severance and facility costs in conjunction with closing its operations in Mexico. No such charges were recorded in 2007.

Depreciation and Amortization.  The increase in depreciation and amortization expense for the three months ended March 31, 2008 is due to depreciation on new assets placed in service partially offset by assets becoming fully depreciated.

Stock-Based Compensation.  Stock-based compensation was a benefit of $116,000 and an expense of $966,000 for the three months ended March 31, 2008 and 2007, respectively. Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 483,500 PARs granted as of March 31, 2008. Ascent Media recorded 2006 Plan benefit of $276,000 and expense of $841,000 for the three months ended March 31, 2008 and 2007, respectively. For Discovery Holding Company stock options held by certain of our employees, we also recorded stock-based compensation expense of $160,000 and $137,000 for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the total compensation cost related to unvested equity awards was $379,000. Such amount will be recognized in our consolidated statements of operations over a weighted average period of approximately 1.1 years.

Share of Earnings of Discovery.  From January 1, 2007 through May 14, 2007, we recorded our 50% share of the earnings of DCI. Subsequent to May 14, 2007, we recorded our 66 2/3% share of the earnings of Discovery. Our share of earnings of Discovery increased $44,845,000 for the three months ended March 31, 2008 as compared to the corresponding prior year period. The increase is mainly due to Discovery’s performance in the first quarter of 2008 as compared to the prior year period. The increase also resulted from a $17,536,000 impact from our ownership interest in Discovery increasing from 50% to 66 2/3%.

In connection with the Cox Transaction, we reallocated our excess basis related to our investment in Discovery. Such allocation process was completed in the first quarter of 2008 and resulted in approximately 48% of the excess basis created by the Cox Transaction being allocated to intangible assets with determinable useful lives. Amortization of such intangible assets aggregated $3,744,000 (net of related taxes) for the three months ended March 31, 2008 and is included in our share of earnings of Discovery.

We have provided a more detailed discussion of Discovery’s results of operations below.

Other Income.  During the first quarter of 2007, our landlord terminated an operating lease for one of our production facilities in exchange for a cash payment. In connection with such termination we recorded a $6,992,000 gain, representing the cash we received less the net book value of leasehold improvements which were retired. No such transaction was recorded in 2008.

Income Taxes.  Our effective tax rate was 43.8% and 31.0% for the three months ended March 31, 2008 and 2007, respectively. Our income tax expense for 2008 was higher than the federal income tax rate of 35% due to state and foreign tax expense. Our income tax expense for 2007 is lower than the federal income tax rate of 35% due to a reduction in the valuation allowance from the usage of net operating loss carryforwards to offset taxable income in the first quarter of 2007.

During the first quarter of 2008, Liberty reached an agreement with the IRS related to certain tax items that arose in periods prior to our spin off from Liberty on July 21, 2005. The agreement resulted in a reduction to the initial amount of federal and California net operating losses by $28,554,000 and $49,667,000, respectively, that Liberty allocated to DHC at the spin off date. However, since we had previously recorded a full valuation allowance against these net operating losses, the reversal of both the net operating losses and the corresponding valuation allowance resulted in no net impact to our condensed consolidated financial statements.

Net Earnings (Loss).  Our net earnings increased from $20,464,000 for the three months ended March 31, 2007 to $33,991,000 for the three months ended March 31, 2008. Such increase is due to the other aforementioned fluctuations in revenue, expenses and other income.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the three months ended March 31, 2008, our primary use of cash was capital expenditures of $8,552,000 to purchase new equipment and upgrade existing facilities and equipment at Ascent Media and AccentHealth. We currently expect to spend up to an additional $40,000,000 for capital expenditures in 2008, which we expect will be funded with Ascent Media’s and AccentHealth’s cash from operations and cash on hand. At March 31, 2008, we have approximately $223 million of cash, and for the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

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

Discovery

Effective May 15, 2007 and as a result of the Cox Transaction, our ownership interest in Discovery increased from 50% to 66 2/3%, and we continue to account for this investment using the equity method of accounting due to governance rights which restrict our ability to control Discovery. Accordingly, in our condensed consolidated financial statements we record our share of Discovery’s net income or loss available to members and reflect this activity in one line item in our condensed consolidated statement of operations as “Share of earnings of Discovery.” The following financial information of Discovery for the three months ended March 31, 2008 and 2007 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

The following discussion of Discovery’s results of operations is presented in two parts to assist the reader in better understanding Discovery’s operations. The first section is an overall discussion of Discovery’s consolidated operating results. The second section includes a more detailed discussion of revenue and operating cash flow activity of Discovery’s three operating divisions: Discovery networks U.S., or U.S. networks, Discovery networks international, or international networks, and Discovery commerce and education.

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

During 2007, Discovery undertook broad restructuring activities to better position its portfolio of assets and to facilitate growth and enhanced profitability. These activities resulted in additional operating expenses that impact the comparability of results from 2007 to 2008. The more significant items include fourth quarter 2007 content impairment charges of $129,091,000 at U.S. Networks and $9,976,000 at Education which both impacted content amortization expense when comparing expenses in the first quarter of 2008 to those in the corresponding prior year period. Additionally, a $10,999,000 restructuring charge was recorded in the first quarter of 2007, with no similar charge recorded in 2008.

Consolidated Results of Discovery

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue:
Advertising	$304,129	289,769
Distribution	402,683	369,879
Other	87,766	50,550

Total revenue	794,578	710,198

Expenses:
Cost of revenue	(230,435)	(243,523)
Selling, general and administrative (“SG&A”) expense	(278,211)	(276,247)

Operating cash flow	285,932	190,428
Restructuring charges	—	(10,999)
Benefit (expense) arising from long-term incentive plans	35,857	(11,721)
Depreciation and amortization	(37,720)	(32,433)

Operating income	284,069	135,275
Other income (expense):
Interest expense, net	(68,720)	(44,558)
Unrealized gains (losses) from derivative instruments, net	(16,095)	1,065
Minority interests in consolidated subsidiaries	(6,806)	(707)
Other	311	2,049

Income from continuing operations before income taxes	192,759	93,124
Income tax expense	(87,541)	(41,710)

Income from continuing operations	105,218	51,414
Loss from discontinued operations, net of income taxes	—	(8,300)

Net income	$105,218	43,114

Revenue.  Discovery’s consolidated revenue increased 12% for the three months ended March 31, 2008, as compared to the corresponding prior year period, due to increases of 74% in other revenue, 9% in distribution revenue, and 5% in advertising revenue. Other revenue primarily increased as a result of (i) a $16,435,000 increase in ancillary revenue from a joint venture primarily due to an unprecedented level of seasonal sales driven by the success of the Planet Earth programming in 2007, which is not expected to continue at the same level, (ii) $8,688,000 earned by U.S. networks’ representation of Travel Channel, and (iii) the impact of the acquisition of HowStuffWorks in December 2007. Increased distribution revenue is primarily due to international networks subscriber growth and favorable exchange rates, combined with annual contract increases for the fully distributed

U.S. networks, offset by the disposition of Travel Channel. Increases in advertising revenue were primarily due to higher viewership in Europe and the impact of favorable exchange rates, higher cash sellouts and higher scatter rates across most networks at the U.S. networks, offset by the disposition of Travel Channel. Program ratings are an indication of consumer acceptance and directly affect Discovery’s ability to generate revenue during the airing of its programs. If programs do not achieve sufficient acceptance, the revenue from advertising sales may decline.

Cost of revenue.  Cost of revenue, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, decreased 5% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The decrease is primarily a result of (i) an $18,319,000 decrease from the disposition of Travel Channel and (ii) the effect of the $129,091,000 content impairment charge recorded in 2007 at U.S. networks which decreased content amortization expense by $17,702,000 for the first quarter of 2008 compared to the corresponding prior year period. Partially offsetting the decrease is the impact of International networks’ continued investment to support additional local feeds for growth in local ad sales, and the unfavorable impact of foreign currency exchange rates. As a result of the foregoing fluctuations, cost of revenue as a percent of revenue decreased to 29% in 2008 from 34% in 2007.

SG&A expenses.  SG&A expenses, which include personnel, marketing and other general and administrative expenses, increased by 1% for the three months ended March 31, 2008, as compared to the corresponding prior year period. Such increase is primarily due to U.S. networks continued investment in digital media and an impact related to the expansion of network teams to support the re-branding strategies for Planet Green and Investigation Discovery, offset by the disposition of Travel Channel. Also contributing to the increase is the impact of unfavorable foreign currency exchange rates. As a percent of revenue, SG&A expense was 35% and 39% for the three months ended March 31, 2008 and 2007, respectively.

Expenses arising from long-term incentive plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the LTIP is indexed to the value of DHC Series A common stock and is calculated using the Black Scholes Model. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Upon redemption of the LTIP awards, participants receive a cash payment based on the value of the award as described in the terms of the LTIP. In the third quarter of 2007, Discovery amended the LTIP such that the redemption dates occur annually over a 4 year period instead of bi-annually over an 8 year period. Due to the decrease in the DHC Series A common stock price during the three months ended March 31, 2008, a benefit of $40,510,000 was recorded to compensation expense compared to compensation expense of $11,721,000 for the three months ended March 31, 2007. Partially offsetting the benefit for the three months ended March 31, 2008 is $4,653,000 of compensation expense arising from a long-term incentive plan related to one of Discovery’s subsidiaries, for which there was no expense in the corresponding prior year period. If the remaining vested LTIP awards at March 31, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $65,610,000.

Restructuring charges.  During the first quarter of 2007, Discovery recorded restructuring charges of $10,999,000 related to a number of organizational and strategic adjustments which consisted mainly of severance due to a reduction in headcount. The purpose of these adjustments was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry. There was no similar restructuring charge in 2008.

Depreciation and amortization.  The increase in depreciation and amortization for the three months ended March 31, 2008 is due to an increase in intangible assets resulting from acquisitions combined with increases in Discovery’s depreciable asset base resulting from capital expenditures.

Other Income and Expense

Interest expense.  On May 14, 2007, Discovery entered into a new $1.5 billion term loan in connection with the Cox Transaction. The increase in interest expense for the three months ended March 31, 2008 as compared to the corresponding prior year period is primarily a result of the new term loan. The increase is also impacted by Discovery exercising its call rights in January 2007 to acquire mandatorily redeemable securities and reversing

$4.5 million of accrued preferred returns. Preferred returns had been recorded as a component of interest expense based on a constant rate of return through the full term.

Unrealized gains from derivative instruments, net.  Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized an unrealized loss of $16,095,000 during the three months ended March 31, 2008 and an unrealized gain of $1,065,000 for the three months ended March 31, 2007. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority interests in consolidated subsidiaries.  Minority interests primarily represent the portion of earnings of consolidated entities which are allocable to the minority partners as well as the increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value. The increase for the three months ended March 31, 2008 as compared to the corresponding prior year period is the result of increased profits earned by these consolidated subsidiaries, mainly driven by royalties on the Planet Earth DVD sales.

Other.  Other income in 2008 and 2007 relates primarily to Discovery’s equity share of earnings of its joint ventures.

Income taxes.  Discovery’s effective tax rate was 45% for each of the three months ended March 31, 2008 and 2007. Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to foreign and state taxes.

Loss from discontinued operations.  Summarized financial information for the retail stores business included in discontinued operations is as follows (amounts in thousands):

Three Months Ended
March 31,
2007

Revenue	$17,628
Operating cash flow	$(10,631)
Loss from discontinued operations before income taxes	$(13,384)
Loss from discontinued operations, net of tax	$(8,300)

Net earnings.  Discovery’s net earnings were $105,218,000 and $43,114,000 for the three months ended March 31, 2008 and 2007, respectively. The changes in net earnings are due to the aforementioned fluctuations in revenue and expense.

Operating Division Results

As noted above, Discovery’s operations are divided into three groups: U.S. networks, international networks and commerce and education. Corporate expenses primarily consist of corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Certain prior period amounts have been reclassified between segments to conform to Discovery’s 2008 operating structure.

Discovery Consolidated

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue
U.S. networks	$490,837	476,762
International networks	266,885	216,647
Commerce and education	24,510	23,131
Corporate and eliminations	12,346	(6,342)

Total revenue	$794,578	710,198

Operating Cash Flow
U.S. networks	$247,492	209,914
International networks	69,307	27,415
Commerce and education	44	(3,485)
Corporate and eliminations	(30,911)	(43,416)

Total operating cash flow	$285,932	190,428

Operating cash flow margin	36%	27%

U.S. Networks

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue
Advertising	$238,792	234,611
Distribution	223,996	225,905
Other	28,049	16,246

Total revenue	490,837	476,762
Cost of revenue	(124,965)	(152,843)
SG&A expenses	(118,380)	(114,005)

Operating cash flow	$247,492	209,914

Operating cash flow margin	50%	44%

As noted above, in May 2007, Discovery exchanged its subsidiary holding the Travel Channel, travelchannel.com and approximately $1.3 billion in cash for Cox’s interest in Discovery. Accordingly, Discovery’s 2008 results of operations do not include Travel Channel. The disposal of Travel Channel does not meet the requirements for discontinued operations presentation. The following table presents U.S. networks results of operations excluding Travel Channel for all periods. This presentation is not in accordance with GAAP. However, Discovery believes this presentation provides a more meaningful comparison of the U.S. networks results of operations and allows the reader to better understand the U.S. networks ongoing operations.

U.S. Networks without Travel Channel

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue
Advertising	$238,792	208,972
Distribution	223,996	211,338
Other	28,049	15,544

Total revenue	490,837	435,854
Cost of revenue	(124,965)	(134,524)
SG&A expenses	(118,380)	(101,079)

Operating cash flow	$247,492	200,251

Operating cash flow margin	50%	46%

The following discussion excludes the results of Travel Channel for all periods.

Revenue.  For the three months ended March 31, 2008, advertising revenue increased 14%, distribution revenue increased 6%, and other revenue increased 80%, as compared to the corresponding prior year period. The increase in advertising revenue at the U.S. networks was primarily due to higher cash sellouts and scatter market rate increases across most networks. Distribution revenue was driven by a 5% increase in average paying subscription units, principally from networks carried on the digital tier, combined with annual contractual rate increases for the fully distributed networks. Contra revenue items included in distribution revenue, such as launch amortization and marketing consideration, totaled $21,328,000 and $21,057,000 for the three months ended March 31, 2008 and 2007, respectively. U.S. networks is currently in negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its subscribers. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on U.S. networks results of operations and financial position. Other revenue increased primarily from Discovery’s representation of the Travel Channel and the acquisition of How Stuff Works in December 2007.

Cost of revenue.  For the three months ended March 31, 2008, cost of revenue decreased $9,559,000 or 7%, as compared to the corresponding prior year period, primarily due to a decrease in content amortization expense of $13,863,000. The decrease in content amortization expense was primarily a result of the effect of the $129,091,000 content impairment charge recorded in 2007 which drove a $17,702,000 decrease in content amortization expense for the three months ended March 31, 2008 as compared to the corresponding prior year period. Partially offsetting this reduction is new content amortization expense for programming that began to air during the three months ended March 31, 2008. Starting in the second quarter of 2008, additional content amortization expense is expected from the launch of new programming on most networks and the rebranding of certain networks.

SG&A expenses.  SG&A expenses increased $17,301,000 or 17% for the three months ended March 31, 2008, as compared to the corresponding prior year period. The increase is primarily driven by $10,812,000 of expenses related to the continued investment in digital media, including acquisitions from the third and fourth quarters of 2007, and a $3,690,000 impact related to the expansion of network teams to support the re-branding strategies for Planet Green and Investigation Discovery.

Digital Media Business.  U.S. networks digital media business revenue was $12,259,000 and $5,756,000 for the three months ended March 31, 2008 and 2007, respectively, and is included in total U.S. networks revenue. Operating expenses for these businesses were $22,241,000 and $8,926,000 for the three months ended March 31, 2008 and 2007, respectively. Discovery expects to continue to invest in digital media due to its recent acquisitions of

PetFinder.com, TreeHugger.com and HowStuffWorks.com, as well as any future organic investments in this arena, with operating cash flow losses remaining below 5% of Discovery’s consolidated operating cash flow.

International Networks

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue
Advertising	$65,295	55,067
Distribution	178,687	143,974
Other	22,903	17,606

Total revenue	266,885	216,647
Cost of revenue	(102,049)	(95,345)
SG&A expenses	(95,529)	(93,887)

Operating cash flow	$69,307	27,415

Operating cash flow margin	26%	13%

Revenue.  Distribution revenue increased 24%, or $34,713,000, for the three months ended March 31, 2008, as compared to the corresponding prior year period, principally comprised of combined revenue growth in Europe, Latin America and Asia of $22,063,000 and a favorable foreign exchange impact of $10,765,000. The increase in revenue resulted from increases in average paying subscription units of 15% primarily due to pay TV subscriber growth in many markets in Europe, combined with contractual rate increases in certain markets. Advertising revenue increased 19%, or $10,228,000, for the three months ended March 31, 2008, primarily due to higher viewership in Europe combined with an increased subscriber base in most markets worldwide and favorable foreign exchange impacts of $3,564,000. Other revenue increased 30%, or $5,297,000, primarily due to growth at Antenna Audio.

Cost of revenue.  Cost of revenue increased 7%, or $6,704,000, for the three months ended March 31, 2008, as compared to the corresponding prior year period, driven by an $8,907,000 increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales. In addition, transponder costs were $2,488,000 higher than the corresponding prior year period due to additional feeds in Europe. These increases were partially offset by reduced spending and efficiencies in production operations of $4,711,000.

SG&A expenses.  SG&A expenses increased 2%, or $1,642,000, for the three months ended March 31, 2008, as compared to the corresponding prior year period. The increase is primarily due to an increase in personnel costs of $5,013,000 which includes an unfavorable foreign exchange impact of $2,040,000, offset by decreases in marketing and other general expenses.

For the three months ended March 31, 2008 and 2007, the international networks revenue and operating cash flow were impacted favorably by changes in the exchange rates of various foreign currencies. In the event the U.S. dollar strengthens against certain foreign currencies in the future, the international networks group’s revenue and operating cash flow will be negatively impacted. Had there been no impact from changes in exchange rates, international networks would have increased revenue by 15% instead of 23% and operating expenses would have remained relatively flat during the three months ended March 31, 2008, as compared to 2007.

Commerce and Education

	Three Months Ended
	March 31,
	2008	2007
	amounts in thousands

Revenue	$24,510	23,131
Cost of revenue	(12,336)	(12,560)
SG&A expenses	(12,130)	(14,056)

Operating Cash Flow	$44	(3,485)

Operating cash flow margin	0%	(15)%

Revenue.  Commerce and education revenue increased 6% for the three months ended March 31, 2008, as compared to the corresponding prior year period, primarily due to an increase in commerce revenue which was driven by continued DVD sales of Planet Earth, along with other popular series such as Human Body, Body Atlas and Dirty Jobs. Education revenue improved slightly as a result of increased streaming and other revenue driven by further penetration of core streaming businesses and new products offset by a decrease in other non-digital services.

Cost of revenue.  Cost of revenue was relatively flat for the three months ended March 31, 2008, as compared to the corresponding prior year period, but decreased slightly as a percentage of revenue due to lower content amortization.

SG&A expenses.  SG&A expenses decreased $1,926,000 or 14% for the three months ended March 31, 2008, as compared to the corresponding prior year period, primarily due to a legal settlement occurring in the first quarter of 2007.

Corporate

Corporate operating cash flow losses decreased $12,505,000 or 29% for the three months ended March 31, 2008, as compared to the corresponding prior year period, primarily due to increased ancillary revenue from a joint venture primarily due to an unprecedented level of seasonal sales driven by the success of the Planet Earth programming in 2007, which is not expected to continue at the same level. Corporate costs decreased 2% driven by a reduction in headcount from corporate restructurings which occurred throughout 2007.

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

During the three months ended March 31, 2008, Discovery’s primary uses of cash were principal payments under its bank facilities and senior notes totaling $190,500,000, capital expenditures of $13,955,000, and payments under its LTIP of $12,411,000. Discovery funded these investing and financing activities with cash from operations of $68,951,000 and bank borrowings of $165,500,000.

Discovery’s various debt facilities include two term loans, two revolving loan facilities and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. Total commitments of these facilities were $5,445,000,000 at March 31, 2008. Debt outstanding on these facilities aggregated $4,078,501,000 at March 31, 2008, providing excess debt availability of $1,366,499,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

Discovery’s $1.5 billion term loan is secured by the assets of Discovery, excluding assets held by its subsidiaries. The remaining term loan, revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated that it was in compliance with all debt covenants as of March 31, 2008.

In 2008, including amounts discussed above, Discovery expects its uses of cash to be approximately $266,285,000 for debt repayments, $90,000,000 for capital expenditures and $260,000,000 for interest expense. Discovery will also be required to make payments under its LTIP Plan. However, amounts expensed and payable under the LTIP are dependent on future annual calculations of unit values which are affected primarily by changes in DHC’s stock price, annual grants of additional units, redemptions of existing units, and changes to the plan. If the remaining vested LTIP awards at March 31, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $65,610,000. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its cash requirements, including LTIP obligations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K, as amended, filed on February 15, 2008.

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Date: May 8, 2008	By:	/s/ John C. Malone John C. Malone Chief Executive Officer

Date: May 8, 2008	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: May 8, 2008	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.