Form 10-K/A
period 2007-12-31
Discovery Holding CO
filed 2008-06-02
CIK 1320482

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 2)

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
     The number of shares outstanding of Discovery Holding Company’s common stock as of March 31, 2008 was:
Series A Common Stock — 269,180,104 shares
Series B Common Stock — 11,869,696 shares

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to include the signature of the independent registered public accounting firm on the audit reports for Discovery Communications, Inc. and Discovery Communications Holding, LLC, the financial statements for which companies are included in Part IV. Accordingly, the Registrant hereby amends and replaces in its entirety Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2007.
Except as described above, this amendment does not update or modify in any way the disclosures in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and does not purport to reflect any information or events subsequent to the filing thereof.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)  Financial Statements

Included in Part II of this Report:

Page No.

Discovery Holding Company:
Management’s Report on Internal Control over Financial Reporting	II-26
Report of Independent Registered Public Accounting Firm	II-27
Report of Independent Registered Public Accounting Firm	II-28
Consolidated Balance Sheets, December 31, 2007 and 2006	II-29
Consolidated Statements of Operations and Comprehensive Earnings (Loss), Years ended December 31, 2007, 2006 and 2005	II-30
Consolidated Statements of Cash Flows, Years Ended December 31, 2007, 2006 and 2005	II-31
Consolidated Statements of Stockholders’ Equity, Years ended December 31, 2007, 2006 and 2005	II-32
Notes to Consolidated Financial Statements, December 31, 2007, 2006 and 2005	II-33
Consent of PricewaterhouseCoopers LLP
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Rule 13a-14(a)/15d-14(a) Certification
Section 1350 Certification

(a) (2)  Financial Statement Schedules

Included in Part IV of this Report:

(i)	All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)	Separate financial statements for Discovery Communications Holding, LLC:

(a) (3)  Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).

4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks.*
10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).
21 — Subsidiaries of Discovery Holding Company.*
23.1	Consent of KPMG LLP.*
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.

*	Filed with DHC’s Annual Report on Form 10-K for the year ended December 31, 2007 on February 15, 2008.

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

PricewaterhouseCoopers LLP
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

PricewaterhouseCoopers LLP
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

Dated: June 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John C. Malone John C. Malone	Chairman of the Board, Director and Chief Executive Officer	June 2, 2008

/s/ Robert R. Bennett Robert R. Bennett	Director and President	June 2, 2008

/s/ Paul A. Gould Paul A. Gould	Director	June 2, 2008

/s/ M. LaVoy Robison M. LaVoy Robison	Director	June 2, 2008

/s/ J. David Wargo J. David Wargo	Director	June 2, 2008

/s/ David J.A. Flowers David J.A. Flowers	Senior Vice President and Treasurer (Principal Financial Officer)	June 2, 2008

/s/ Christopher W. Shean Christopher W. Shean	Senior Vice President and Controller (Principal Accounting Officer)	June 2, 2008

EXHIBIT INDEX

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2 — Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1	Reorganization Agreement among Liberty Media Corporation, Discovery Holding Company (“DHC”) and Ascent Media Group, Inc. (incorporated by reference to Exhibit 2.1 to DHC’s Registration Statement on Form 10, dated July 15, 2005 (File No. 000-51205) (the “Form 10”)).
3 — Articles of Incorporation and Bylaws:
3.1	Restated Certificate of Incorporation of DHC (incorporated by reference to Exhibit 3.1 to the Form 10).
3.2	Bylaws of DHC (incorporated by reference to Exhibit 3.2 to the Form 10).
4 — Instruments Defining the Rights of Securities Holders, including Indentures:
4.1	Specimen Certificate for shares of the Series A common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.1 to the Form 10).
4.2	Specimen Certificate for shares of the Series B common stock, par value $.01 per share, of DHC (incorporated by reference to Exhibit 4.2 to the Form 10).
4.3	Rights Agreement between DHC and EquiServe Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.3 to the Form 10).
10 — Material Contracts:
10.1	Amended and Restated Limited Liability Company Agreement of Discovery Communications Holding, LLC, dated as of May 14, 2007, by and among Advance/Newhouse Programming Partnership, LMC Discovery, Inc. and John S. Hendricks.*
10.2	Form of Tax Sharing Agreement between Liberty Media Corporation and DHC (incorporated by reference to Exhibit 10.6 to the Form 10).
10.3	Discovery Holding Company 2005 Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.4	Discovery Holding Company 2005 Non-Employee Director Incentive Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.5	Discovery Holding Company Transitional Stock Adjustment Plan (As Amended and Restated Effective August 15, 2007) (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Discovery Holding Company for the quarter ended September 30, 2007 (File No. 000-51205) as filed on November 7, 2007).
10.6	Agreement between DHC and John C. Malone (incorporated by reference to Exhibit 10.10 to the Form 10).
10.7	Agreement, dated June 24, 2005, between Discovery and DHC (incorporated by reference to Exhibit 10.11 to the Form 10).
10.8	Indemnification Agreement, dated as of June 24, 2005, between Cox and DHC (incorporated by reference to Exhibit 10.12 to the Form 10).
10.9	Indemnification Agreement, dated as of June 24, 2005, between NewChannels and DHC (incorporated by reference to Exhibit 10.13 to the Form 10).
10.10	Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Form 10).

21 — Subsidiaries of Discovery Holding Company.*
23.1	Consent of KPMG LLP.*
23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.
31.1	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.2	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
31.3	Rule 13a-14(a)/15d — 14(a) Certification, filed herewith.
32 — Section 1350 Certification, filed herewith.

*	Filed with DHC’s Annual Report on Form 10-K for the year ended December 31, 2007 on February 15, 2008.