Form 10-Q
period 2008-06-30
Discovery Holding CO
filed 2008-08-11
CIK 1320482

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
(720) 875-5400

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

The number of outstanding shares of Discovery Holding Company’s common stock as of July 31, 2008 was:

Series A common stock 268,065,037 shares; and
Series B common stock 13,196,436 shares.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2008	2007
	amounts in thousands

ASSETS
Current assets:
Cash and cash equivalents	$226,007	209,449
Trade receivables, net	178,205	144,342
Prepaid expenses	13,910	14,815
Other current assets	3,956	3,101

Total current assets	422,078	371,707
Investments in marketable securities	—	23,545
Investment in Discovery Communications Holding, LLC (“Discovery”) (note 6)	3,414,968	3,271,553
Property and equipment, net	255,963	269,742
Goodwill (note 5)	1,909,823	1,909,823
Other assets, net	16,546	19,382

Total assets	$6,019,378	5,865,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,390	26,298
Accrued payroll and related liabilities	27,127	26,127
Other accrued liabilities	42,713	42,761
Deferred revenue	22,602	24,951

Total current liabilities	134,832	120,137
Deferred income tax liabilities	1,285,504	1,228,942
Other liabilities	21,675	22,352

Total liabilities	1,442,011	1,371,431

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 50,000,000 shares; no shares issued	—	—
Series A common stock, $.01 par value. Authorized 600,000,000 shares; issued and outstanding 268,059,637 shares at June 30, 2008 and 269,159,928 shares at December 31, 2007	2,680	2,691
Series B common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 13,198,236 shares at June 30, 2008 and 11,869,696 shares at December 31, 2007	132	119
Series C common stock, $.01 par value. Authorized 600,000,000 shares; no shares issued	—	—
Additional paid-in capital	5,729,206	5,728,213
Accumulated deficit	(1,173,613)	(1,253,483)
Accumulated other comprehensive earnings	18,962	16,781

Total stockholders’ equity	4,577,367	4,494,321

Total liabilities and stockholders’ equity	$6,019,378	5,865,752

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Earnings
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	amounts in thousands,
	except per share
	amounts

Net revenue (note 9)	$194,477	177,220	383,782	351,102

Operating expenses:
Cost of services	137,912	125,185	275,972	246,727
Selling, general, and administrative, including stock-based compensation (notes 3 and 9)	38,817	37,757	79,972	75,761
Restructuring and other charges	156	—	1,413	—
Loss (gain) on sale of operating assets, net	258	(208)	180	(242)
Depreciation and amortization	16,761	17,415	33,301	32,986

	193,904	180,149	390,838	355,232

Operating income (loss)	573	(2,929)	(7,056)	(4,130)
Other income:
Share of earnings of Discovery (note 6)	74,802	125,797	141,204	147,354
Other income, net	731	2,318	2,415	11,615

	75,533	128,115	143,619	158,969

Earnings before income taxes	76,106	125,186	136,563	154,839
Income tax expense	(30,227)	(50,969)	(56,693)	(60,158)

Net earnings	45,879	74,217	79,870	94,681

Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(231)	3,349	3,778	4,703
Unrealized holding gains (losses) arising during the period	6,640	1,700	(1,597)	2,156

Other comprehensive earnings	6,409	5,049	2,181	6,859

Comprehensive earnings	$52,288	79,266	82,051	101,540

Basic and diluted earnings per common share — Series A and Series B (note 4)	$.16	.26	.28	.34

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Cash flows from operating activities:
Net earnings	$79,870	94,681
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,301	32,986
Stock-based compensation	332	1,308
Share of earnings of Discovery	(141,204)	(147,354)
Gain on lease buyout	—	(6,992)
Deferred income tax expense	55,198	58,660
Other non-cash credits, net	(543)	(776)
Changes in assets and liabilities:
Trade receivables	(33,367)	7,244
Prepaid expenses and other current assets	379	(1,839)
Payables and other liabilities	15,420	(2,539)

Net cash provided by operating activities	9,386	35,379

Cash flows from investing activities:
Capital expenditures	(18,194)	(25,093)
Cash proceeds from lease buyout	—	7,138
Net sales (purchases) of marketable securities	23,545	(1,671)
Other investing activities, net	1,782	366

Net cash provided by (used in) investing activities	7,133	(19,260)

Cash flows from financing activities:
Net cash from option exercises	379	4,083
Other financing activities, net	(340)	(314)

Net cash provided by financing activities	39	3,769

Net increase in cash and cash equivalents	16,558	19,888
Cash and cash equivalents at beginning of period	209,449	154,775

Cash and cash equivalents at end of period	$226,007	174,663

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
Six months ended June 30, 2008
(unaudited)

							Accumulated
					Additional		Other	Total
	Preferred	Common Stock			Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Series A	Series B	Series C	Capital	Deficit	Earnings	Equity
	amounts in thousands

Balance at January 1, 2008	$—	2,691	119	—	5,728,213	(1,253,483)	16,781	4,494,321
Net earnings	—	—	—	—	—	79,870	—	79,870
Other comprehensive earnings	—	—	—	—	—	—	2,181	2,181
Stock compensation	—	—	—	—	616	—	—	616
Stock option exercises	—	(11)	13	—	377	—	—	379

Balance at June 30, 2008	$—	2,680	132	—	5,729,206	(1,173,613)	18,962	4,577,367

See accompanying notes to condensed consolidated financial statements.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
June 30, 2008
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

On June 4, 2008, DHC and Advance/Newhouse Programming Partnership (“Advance/Newhouse”) entered into a Transaction Agreement under which they will combine their respective interests in Discovery. The Transaction Agreement contemplates the following steps:

•	DHC will spin-off to its shareholders a wholly-owned subsidiary holding substantially all of DHC’s cash, AccentHealth and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related post-production audio services under brand names such as Sound One POP Sound, Soundelux and Todd A-O (the “Ascent Media Spin Off”);

•	Immediately following the Ascent Media Spin Off, DHC will combine with a new holding company (“New DHC”), and DHC’s existing shareholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC on an as-converted basis. The preferred stock held by Advance/Newhouse will entitle it to elect three members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction is expected in the third quarter of 2008. The Ascent Media Spin Off was approved by DHC’s board of directors in connection with the agreement between DHC and Advance/Newhouse, and it is a condition of the Ascent Media Spin Off that the agreement between DHC and Advance/Newhouse be in effect and that all conditions precedent to that transaction (other than the Ascent Media Spin Off) shall have been satisfied. The Ascent Media Spin Off will not occur unless DHC’s shareholders approve proposals relating to the transactions contemplated by the Transaction Agreement.

It is currently expected that for federal income tax purposes, the Ascent Media Spin Off will qualify as a tax-free distribution to DHC’s shareholders and will be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the Ascent Media Spin Off, the historical results of operations of Ascent Media and AccentHealth prior to the Ascent Media Spin Off will be included in discontinued operations in DHC’s consolidated financial statements. The acquisition of Advance/Newhouse’s interest in Discovery will result in New DHC owning 100% of Discovery, and accordingly, New DHC will consolidate Discovery’s financial position and results of operations effective with the closing of the transaction. Pursuant to FASB Technical Bulletin 85-5, the contribution of Advance/Newhouse’s interests in Discovery and Animal Planet to New DHC will be treated as a non-substantive merger, and therefore, such interests will be recorded at carry over basis.

(3)	Stock Options and Other Long-Term Incentive Compensation

Stock Options

The Company records stock-based compensation for all stock incentive awards held by DHC’s and its subsidiaries’ employees. The majority of these stock incentive awards were issued on or prior to DHC’s spin off from Liberty Media Corporation (“Liberty”) on July 21, 2005 (the “2005 Spin Off”). Stock option grants have also been issued to non- employee directors of DHC and to the president of DHC subsequent to that date. For the six months ended June 30, 2008 and 2007, stock-based compensation related to these awards was $616,000 and $401,000, respectively.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2008, the following DHC options were outstanding and vested:

		Weighted		Weighted
		Average		Average
	DHC	Exercise	DHC	Exercise
	Series A	Price	Series B	Price

Outstanding	1,108,201	$15.33	1,667,985	$19.06

Exercisable	891,787	$15.48	1,667,985	$19.06

As of June 30, 2008, the total compensation cost related to unvested equity awards was not significant.

2006 Ascent Media Long-Term Incentive Plan

Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The value of a single PAR (“PAR Value”) is equal to the positive amount (if any) of (a) the sum of (i) 6% of cumulative free cash flow (as defined in the 2006 Plan) over a period of up to six years, divided by 500,000; plus (ii) the calculated value of Ascent Media, based on a formula set forth in the 2006 Plan, divided by 10,000,000; over (b) a baseline value determined at the time of grant. The 2006 Plan is administered by a committee that consists of two individuals appointed by DHC. Grants are determined by the committee, with the first grant occurring on August 3, 2006. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 488,500 PARs granted as of June 30, 2008. The PARs vest quarterly over a three year period, and are payable on March 31, 2012 (or, if earlier, on the six-month anniversary of a grantee’s termination of employment without cause). Ascent Media records a liability and a charge to expense based on the PAR Value and percent vested at each reporting period.

(4)	Earnings Per Common Share — Series A and Series B

Basic earnings per common share (“EPS”) is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 2008 is 281,192,000 and 281,118,090, respectively. The weighted average number of shares outstanding for the three and six months ended June 30, 2007 is 280,351,000 and 280,287,000, respectively. Dilutive EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Due to the relative insignificance of the dilutive securities in 2008 and 2007, their inclusion does not impact the EPS amount as reported in the accompanying condensed consolidated statements of operations.

(5)	Goodwill

Goodwill is comprised of the following:

	June 30,	December 31,
	2008	2007
	amounts in thousands

Goodwill
Creative Services group	$106,599	106,599
Network Services group	32,224	32,224
Discovery	1,771,000	1,771,000

Total goodwill	$1,909,823	1,909,823

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

In connection with the Cox Transaction, DHC reallocated its excess basis related to its investment in Discovery. Such allocation process was completed in the first quarter of 2008 and resulted in approximately 48% of the excess basis created by the Cox Transaction being allocated to intangible assets with determinable useful lives. Amortization of such intangible assets aggregated $3,744,000 and $7,487,000 (net of related taxes) for the three and six months ended June 30, 2008, respectively, and is included in DHC’s share of earnings of Discovery.

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

DHC’s carrying value for Discovery was $3,414,968,000 at June 30, 2008. In addition, as described in note 5, enterprise-level goodwill of $1,771,000,000 has been allocated to the investment in Discovery.

Summarized financial information for Discovery is as follows:

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	amounts in thousands

Cash and cash equivalents	$82,016	44,951
Other current assets	1,056,225	1,032,282
Property and equipment, net	409,082	397,430
Goodwill and intangible assets	5,019,993	5,051,843
Programming rights, long term	1,106,804	1,048,193
Other assets	331,170	385,731

Total assets	$8,005,290	7,960,430

Current liabilities	$698,471	850,495
Long term debt	4,047,898	4,109,085
Other liabilities	275,585	243,867
Mandatorily redeemable equity in subsidiaries	48,721	48,721
Members’ equity	2,934,615	2,708,262

Total liabilities and members’ equity	$8,005,290	7,960,430

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Consolidated Statements of Operations

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue	$1,658,210	1,496,606
Cost of revenue	(473,274)	(494,772)
Selling, general and administrative	(583,849)	(546,922)
Restructuring and other charges	(3,919)	(12,286)
Equity-based compensation	(17,431)	(85,012)
Depreciation and amortization	(77,909)	(64,802)
Asset impairment	—	(26,174)
Gain on sale of operating assets	—	134,671

Operating income	501,828	401,309
Interest expense, net	(134,918)	(107,147)
Other income (expense), net	(3,707)	8,895
Income tax expense	(140,167)	(39,732)

Earnings from continuing operations	223,036	263,325
Loss from discontinued operations, net of income tax	—	(32,974)

Net earnings	$223,036	230,351

Note: In the third quarter of 2007, Discovery closed its 103 mall-based and stand-alone Discovery Channel stores. As a result, Discovery’s consolidated statement of operations for the six months ended June 30, 2007 has been prepared to reflect the retail store business as discontinued operations.

(7)	Income Taxes

During the first quarter of 2008, Liberty reached an agreement with the IRS related to certain disputed tax items that arose in periods prior to DHC’s spin off from Liberty on July 21, 2005. The IRS agreement resulted in a reduction to the initial amount of federal and California net operating losses by $28,554,000 and $49,667,000, respectively, that Liberty had allocated to DHC at the spin off date. In addition, during the first quarter of 2008, DHC reduced its reserve against the net operating losses allocated from Liberty from $11,877,000 to $2,662,000 under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. However, since DHC had previously recorded a full valuation allowance against these net operating losses, the reversal of the net operating losses, the decrease in the reserve on the net operating losses, and the reversal of the corresponding valuation allowance resulted in no net impact to DHC’s condensed consolidated financial statements.

As of January 1, 2008, the Company’s tax reserves related to unrecognized tax benefits for uncertain tax positions was not significant. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease during the year ended December 31, 2008.

When the tax law requires interest to be paid on an underpayment of income taxes, the Company recognizes interest expense from the first period the interest would begin accruing according to the relevant tax law. Such interest expense is included in other income, net in the accompanying condensed consolidated statements of operations. Any accrual of penalties related to underpayment of income taxes on uncertain tax positions is included in other income, net in the accompanying condensed consolidated statements of operations. As of June 30, 2008, accrued interest and penalties related to uncertain tax positions was not significant.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2008, the Company’s tax returns for the period July 21, 2005 through December 31, 2007 remain subject to examination by the IRS for federal income tax purposes.

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

In connection with the 2005 Spin Off, DHC and Liberty entered into a Services Agreement. Pursuant to the Services Agreement, Liberty provides the Company with office space and certain general and administrative services including legal, tax, accounting, treasury and investor relations support. The Company reimburses Liberty for direct, out-of-pocket expenses incurred by Liberty in providing these services and for the Company’s allocable portion of facilities costs and costs associated with any shared services or personnel. Liberty and DHC have agreed that they will review cost allocations every six months and adjust such charges, if appropriate. Amounts charged to DHC by Liberty under the Services Agreement aggregated $998,000 and $1,103,000 for the six months ended June 30, 2008 and 2007, respectively.

Ascent Media provides services, such as satellite uplink, systems integration, origination, and post-production, to Discovery. Revenue recorded by Ascent Media for these services for the six months ended June 30, 2008 and 2007 aggregated $19,355,000 and $22,552,000, respectively.

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

The creative services group provides services necessary to complete the creation of original content, including feature films, mini-series, television shows, television commercials, music videos, promotional and identity campaigns and corporate communications. These services are referred to generally in the entertainment industry as “post-production” services. In addition, the creative services group provides a full complement of facilities and services necessary to optimize, archive, manage and repurpose completed media assets for global distribution via freight, satellite, fiber and the Internet. The network services group provides the facilities and services necessary to assemble and distribute programming content for cable and broadcast networks via fiber, satellite and the Internet to

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

programming providers in North America, Europe and Asia. Additionally, the network services group provides systems integration, design, consulting, engineering and project management services. AccentHealth, which operates an advertising-supported captive audience television network in doctor office waiting rooms nationwide, is included in network services group for financial reporting purposes.

The accounting policies of the segments that are consolidated entities are the same as those described in the summary of significant accounting policies and are consistent with GAAP.

The Company evaluates the performance of these operating segments based on financial measures such as revenue and adjusted OIBDA. The Company defines adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). The Company believes this is an important indicator of the operational strength and performance of its businesses, including the businesses’ ability to service debt and capital expenditures. In addition, this measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations and restructuring and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, distribution channels and marketing strategies.

Summarized financial information concerning the Company’s reportable segments is presented in the following tables:

	Consolidated Reportable Segments
	Creative	Network				Equity
	Services	Services			Consolidated	affiliate-
	group	group(1)	Total	Other(2)	Total	Discovery
	amounts in thousands

Six months ended June 30, 2008
Revenue from external customers	$193,713	190,069	383,782	—	383,782	1,658,210
Adjusted OIBDA	$14,366	33,185	47,551	(19,252)	28,299	601,087
Capital expenditures	$9,522	6,381	15,903	2,291	18,194	24,053
Total assets	$374,193	267,245	641,438	5,377,940	6,019,378	8,005,290
Six months ended June 30, 2007
Revenue from external customers	$216,442	134,660	351,102	—	351,102	1,496,606
Adjusted OIBDA	$25,481	19,101	44,582	(14,504)	30,078	454,912
Capital expenditures	$13,425	8,467	21,892	3,201	25,093	36,635

(1)	Included in network services group revenue is broadcast services revenue of $83,676,000 and $75,806,000 and systems integration revenue of $106,393,000 and $58,854,000 for the six months ended June 30, 2008 and 2007, respectively.

(2)	Amounts shown in other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of cash and investment in Discovery, including enterprise — level goodwill allocated to Discovery.

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	Consolidated Reportable Segments
	Creative	Network				Equity
	Services	Services			Consolidated	affiliate-
	group	group(1)	Total	Other(2)	Total	Discovery
	amounts in thousands

Three months ended June 30, 2008
Revenue from external customers	$101,929	92,548	194,477	—	194,477	863,632
Adjusted OIBDA	$10,546	16,016	26,562	(8,302)	18,260	315,155
Capital expenditures	$5,769	2,653	8,422	1,220	9,642	10,098
Three months ended June 30, 2007
Revenue from external customers	$105,730	71,490	177,220	—	177,220	786,408
Adjusted OIBDA	$11,198	10,813	22,011	(7,295)	14,716	264,484
Capital expenditures	$7,292	2,880	10,172	1,514	11,686	23,228

(1)	Included in network services group revenue is broadcast services revenue of $41,091,000 and $38,391,000 and systems integration revenue of $51,457,000 and $33,099,000 for the three months ended June 30, 2008 and 2007, respectively.

(2)	Amounts shown in other provide a reconciliation of total reportable segments to the Company’s consolidated total. Included in other is (i) SG&A expenses and capital expenditures incurred at a corporate level and (ii) assets held at a corporate level mainly comprised of cash and investment in Discovery, including enterprise — level goodwill allocated to Discovery.

The following table provides a reconciliation of consolidated segment adjusted OIBDA to earnings before income taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		amounts in thousands

Consolidated segment adjusted OIBDA	$26,562	22,011	47,551	44,582
Corporate selling, general and administrative expenses	(8,302)	(7,295)	(19,252)	(14,504)
Stock-based compensation	(448)	(342)	(332)	(1,308)
Restructuring and other charges	(156)	—	(1,413)	—
Depreciation and amortization	(16,761)	(17,415)	(33,301)	(32,986)
Share of earnings of Discovery	74,802	125,797	141,204	147,354
Other, net	409	2,430	2,106	11,701

Earnings before income taxes	$76,106	125,186	136,563	154,839

DISCOVERY HOLDING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Information as to the Company’s operations in different geographic areas is as follows:

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue
United States	$298,841	278,674
United Kingdom	72,667	59,834
Other countries	12,274	12,594

	$383,782	351,102

	June 30,	December 31,
	2008	2007
	amounts in thousands

Property and equipment, net
United States	$172,181	178,299
United Kingdom	63,584	68,548
Other countries	20,198	22,895

	$255,963	269,742

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

Ascent Media

Ascent Media provides creative and network services to the media and entertainment industries in the United States, the United Kingdom (“UK”) and Singapore. Ascent Media’s clients include major motion picture studios, independent producers, broadcast networks, programming networks, advertising agencies and other companies that produce, own and/or distribute entertainment, news, sports, corporate, educational, industrial and advertising content. Ascent Media’s operations are organized into the following two groups: the creative services group and the network services group.

On November 5, 2007, Writers Guild of America, East and West (“Writers Guild”) declared a strike affecting the script writing for television shows and films. The strike, which lasted until February 12, 2008, had a significant adverse effect on the revenue generated by Ascent Media’s creative services business for services provided on new entertainment projects utilizing scripted content and the production of new television commercials. The 2007-2008 television season was significantly affected by the strike. Networks and producers resumed production of some scripted television programming interrupted by the strike. However, some programming never resumed production this season.

The contract between the Screen Actors Guild and the Alliance of Motion Picture and Television Producers (“AMPTP”) for theatrical motion picture and television performances expired on June 30, 2008. A failure by the Screen Actors Guild to finalize and ratify a new agreement with the AMPTP within a reasonable period of time after expiration of the prior contract could lead to a strike or other job action. Any such labor dispute could have an adverse effect on the television and motion picture production industries, including Ascent Media’s business, and in the case of a severe or prolonged work stoppage, the adverse effect on Ascent Media’s business, operations, results of operations and/or financial condition could be material.

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

Newhouse Transaction and Ascent Spin Off

On June 4, 2008, we entered into a Transaction Agreement with Advance/Newhouse under which we and Advance/Newhouse will combine our respective interests in Discovery. Under the terms of the agreement, the transaction will involve the following steps:

•	We will spin-off to our shareholders a wholly-owned subsidiary holding substantially all of DHC’s cash, AccentHealth and Ascent Media, except for those businesses of Ascent Media that provide sound, music, mixing, sound effects and other related post-production audio services under brand names such as Sound One, POP Sound, Soundelux and Todd A-O (the “Ascent Media Spin Off”);

•	Immediately following the Ascent Media Spin Off, we will combine with a new holding company (“New DHC”), and our existing shareholders will receive shares of common stock of New DHC;

•	As part of this transaction, Advance/Newhouse will contribute its interests in Discovery and Animal Planet to New DHC in exchange for preferred stock of New DHC that, immediately after the closing of the transactions, will be convertible at any time into shares initially representing one-third of the outstanding shares of common stock of New DHC on an as-converted basis. The preferred stock held by Advance/Newhouse will entitle it to elect three members to New DHC’s board of directors and to exercise approval rights with respect to the taking of specified actions by New DHC and Discovery.

Although no assurance can be given, consummation of this transaction (the “Newhouse Transaction and Ascent Spin Off”) is expected in the third quarter of 2008. The Ascent Media Spin Off was approved by DHC’s board of directors in connection with the agreement between DHC and Advance/Newhouse, and it is a condition of the Ascent Media Spin Off that the agreement between DHC and Advance/Newhouse be in effect and that all conditions precedent to that transaction (other than the Ascent Media Spin Off) shall have been satisfied. The Ascent Media Spin Off will not occur unless DHC’s shareholders approve proposals relating to the transactions contemplated by the Transaction Agreement.

It is currently expected that for federal income tax purposes, the Ascent Media Spin Off will qualify as a tax-free distribution to DHC’s shareholders and will be accounted for at historical cost due to the pro rata nature of the distribution. Subsequent to the completion of the Ascent Media Spin Off, the historical results of operations of Ascent Media and AccentHealth prior to the Ascent Media Spin Off will be included in discontinued operations in DHC’s consolidated financial statements. The acquisition of Advance/Newhouse’s interest in Discovery will result in New DHC owning 100% of Discovery, and accordingly, New DHC will consolidate Discovery’s financial position and results of operations effective with the closing of the transaction. Pursuant to FASB Technical Bulletin 85-5, the contribution of Advance/Newhouse’s interests in Discovery and Animal Planet to New DHC will be treated as a non-substantive merger, and therefore, such interests will be recorded at carry over basis.

Adjusted OIBDA

We evaluate the performance of our operating segments based on financial measures such as revenue and adjusted OIBDA. We define adjusted OIBDA as revenue less cost of services and selling, general and administrative expense (excluding stock and other equity-based compensation and accretion expense on asset retirement obligations). We believe this is an important indicator of the operational strength and performance of our businesses, including their ability to invest in ongoing capital expenditures and service any debt. In addition, this measure is used by management to view operating results and perform analytical comparisons and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock and other equity-based compensation, accretion expense on asset retirement obligations, restructuring and impairment charges that are included in the measurement of operating income pursuant to U.S. GAAP. Accordingly, adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP. See note 10 to the accompanying condensed consolidated financial statements for a reconciliation of adjusted OIBDA to earnings (loss) before income taxes.

Results of Operations

Our condensed consolidated results of operations include 100% of Ascent Media’s and AccentHealth’s results of operations, general and administrative expenses incurred at the DHC corporate level, and our share of earnings of Discovery. Our operations are organized into the following two groups: the creative services group and the network services group.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	dollar amounts in thousands

Segment Revenue
Creative Services group	$101,929	105,730	193,713	216,442
Network Services group	$92,548	71,490	190,069	134,660
Segment Adjusted OIBDA
Creative Services group	$10,546	11,198	14,366	25,481
Network Services group	$16,016	10,813	33,185	19,101
Segment Adjusted OIBDA as a percentage of Revenue
Creative Services group	10.3%	10.6%	7.4%	11.8%
Network Services group	17.3%	15.1%	17.5%	14.2%

Revenue.  Total revenue increased $17,257,000 or 9.7% and $32,680,000 or 9.3% for the three and six months ended June 30, 2008, as compared to the corresponding prior year period. The creative services group revenue decreased $3,801,000 or 3.6% and $22,729,000 or 10.5% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. The decrease in creative services revenue for the three month period was due to (i) a decrease of $3,204,000 in television post production services worldwide driven primarily by the continued impact of the Writers Guild strike in the U.S. and declines in broadcast work in the U.K. and (ii) a decrease of $2,145,000 in media services driven by lower lab, DVD and digital services. These decreases were partially offset by an increase of $2,774,000 in feature revenue driven by increased titles for post production and audio services. The decrease in revenue for the six month period was due to (i) a decrease of $13,232,000 in television post production services in the U.S. driven primarily by the Writers Guild strike, (ii) a decrease of $2,853,000 in commercial revenue driven by strong worldwide demand in the prior year period, (iii) a decrease of $1,568,000 in U.K. television revenue driven by declines in the broadcast work and (iv) lower feature revenue of $1,443,000 driven by smaller feature sound projects and fewer titles for post production.

The network services group revenue increased $21,058,000 or 29.5% and $55,409,000 or 41.1% for the three and six months ended June 30, 2008, as compared to the corresponding prior year period. The increase in network services revenue for the three month period was due to (i) an increase of $18,358,000 in system integration services revenue due to an increase in the number of larger projects, primarily from one customer, (ii) an increase of $1,453,000 driven by AccentHealth due to continued growth in the digital network, (iii) an increase of $818,000 in content distribution revenue primarily in the U.K. and (iv) favorable changes in foreign currency exchange rates of $502,000. The increase in revenue for the six month period was due to (i) an increase in system integration services revenue of $47,539,000, reflecting a significant number of larger projects in 2008 primarily from one customer, (ii) an increase of $3,289,000 in content distribution revenue in the U.S. and U.K., (iii) an increase of $3,835,000 driven by AccentHealth due to continued growth in the digital network and (iv) favorable changes in foreign currency exchange rates of $1,202,000. For the three and six months ended June 30, 2008, $21,757,000 and $52,500,000, respectively, of the system integration services revenue was generated by one customer under a contract which expires in July 2009. We could only sustain this level of revenue in the future if we enter in to other contracts of this same magnitude, of which there is no guarantee.

Cost of Services.  Cost of services increased $12,727,000 or 10.2% and $29,245,000 or 11.9% for the three and six months ended June 30, 2008, as compared to the corresponding prior year period. A significant portion of the increase was attributable to network services resulting from higher volumes of system integration services, which have a higher percentage of equipment costs. The increase was partially offset by lower cost of services in creative services driven by decreases in television production services impacted by the Writers Guild strike. As a percent of revenue, cost of services was 70.9% and 70.6% for the three month periods and was 71.9% and 70.3% for the six months ended June 30, 2008 and 2007, respectively. The percentage increase is mainly a result of creative services labor costs decreasing to a lesser degree than revenue during the period of the Writers Guild strike, with certain fixed costs remaining regardless of the decline in revenue.

Selling, General and Administrative.  Our selling, general and administrative expenses (“SG&A”) are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	amounts in thousands

SG&A	$38,305	37,319	79,511	74,297
Stock-based compensation	448	342	332	1,308
Accretion expense on asset retirement obligations	64	96	129	156

Total SG&A	$38,817	37,757	79,972	75,761

Our SG&A, including corporate expenses of both DHC and Ascent Media but excluding stock-based compensation and accretion expense on asset retirement obligations, increased $986,000 or 2.6% and $5,214,000 or 7.0% for the three and six months ended June 30, 2008 as compared to the corresponding prior year period. The increase was mainly driven by DHC corporate expenses, which increased $184,000 and $3,411,000 over the corresponding prior year period primarily as a result of legal and accounting costs related to the Newhouse Transaction and Ascent Spin Off. As a percent of revenue, SG&A was 20.7% and 21.2% for the six months ended June 30, 2008 and 2007, respectively.

Adjusted OIBDA.  Total adjusted OIBDA as a percentage of revenue was 9.4% and 8.3% for the three month periods and 7.4% and 8.6% for the six months ended June 30, 2008 and 2007, respectively. The services provided by the creative services group are very labor intensive and incur high facility costs, with labor and facility costs representing over 73% of revenue. The creative services group’s other primary cost components are production equipment, materials cost and general and administrative expenses. Creative services group adjusted OIBDA as a percentage of revenue was lower for 2008 compared to 2007 mainly due to the impact of the Writers Guild strike, as certain fixed costs remained regardless of the decline in revenue.

The primary cost components for the network services group are labor and materials, with these costs comprising over 68% of the networks’ revenue. The other primary cost components for the network services group are facility costs, production equipment and general and administrative expenses. Network services group adjusted OIBDA as a percentage of revenue was higher for 2008 compared to 2007 mainly due to lower labor and facility costs which did not fully offset the increase in material costs as the networks revenue mix shifted toward more systems integration projects. Because of the higher labor and facility costs for the creative services group, as well as slightly higher production equipment costs, the adjusted OIBDA margin for the creative services group is lower than such margin for the network services group for the three and six months ended June 30, 2008 and 2007. See footnote 10 to the accompanying condensed consolidated financial statements for a reconciliation of consolidated segment adjusted OIBDA to earnings before income taxes.

Restructuring Charges.  During the six months ended June 30, 2008, Ascent Media recorded restructuring charges of $1,413,000 related to severance and facility costs in conjunction with closing its operations in Mexico during the first quarter of 2008. No such charges were recorded in 2007.

Depreciation and Amortization.  Depreciation and amortization expense for the three and six months ended June 30, 2008 was relatively flat compared to the corresponding prior year period due to depreciation on new assets placed in service offset by assets becoming fully depreciated.

Stock-Based Compensation.  Stock-based compensation was $332,000 and $1,308,000 for the six months ended June 30, 2008 and 2007, respectively. Effective August 3, 2006, Ascent Media adopted its 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides the terms and conditions for the grant of, and payment with respect to, Phantom Appreciation Rights (“PARs”) granted to certain officers and other key personnel of Ascent Media. The maximum number of PARs that may be granted under the 2006 Plan is 500,000, and there were 488,500 PARs granted as of June 30, 2008. Ascent Media recorded 2006 Plan benefit of $276,000 and expense of $919,000 for the six months ended June 30, 2008 and 2007, respectively. We also recorded stock-based compensation expense of $616,000 and $401,000 for the six months ended June 30, 2008 and 2007, respectively, for Discovery Holding Company stock options held by certain of our employees.

Share of Earnings of Discovery.  From January 1, 2007 through May 14, 2007, we recorded our 50% share of the earnings of DCI. Subsequent to May 14, 2007, we recorded our 66 2/3% share of the earnings of Discovery. Our share of earnings of Discovery decreased $50,995,000 and $6,150,000 for the three and six months ended June 30, 2008, respectively, as compared to the corresponding prior year period. The decrease for both the three and six month periods resulted from our $89,781,000 share of Discovery’s gain on the Cox Transaction in the second quarter of 2007, primarily offset by Discovery’s improved performance in the first and second quarters of 2008 as compared to the prior year period. The decrease was also offset from our ownership interest in Discovery increasing from 50% to 66 2/3%.

In connection with the Cox Transaction, we reallocated our excess basis related to our investment in Discovery. Such allocation process was completed in the first quarter of 2008 and resulted in approximately 48% of the excess basis created by the Cox Transaction being allocated to intangible assets with determinable useful lives. Amortization of such intangible assets aggregated $3,744,000 and $7,487,000 (net of related taxes) for the three and six months ended June 30, 2008 and is included in our share of earnings of Discovery.

We have provided a more detailed discussion of Discovery’s results of operations below.

Other Income.  During the first quarter of 2007, the landlord terminated an operating lease for one of Ascent Media’s production facilities in exchange for a cash payment. In connection with such termination we recorded a $6,992,000 gain, representing the cash we received less the net book value of leasehold improvements which were retired. No such transaction was recorded in 2008.

Income Taxes.  Our effective tax rate was 41.5% and 38.9% for the six months ended June 30, 2008 and 2007, respectively. Our income tax expense for 2008 and 2007 was higher than the federal income tax rate of 35% mainly due to state and foreign tax expense.

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

Net Earnings.  Our net earnings decreased from $94,681,000 for the six months ended June 30, 2007 to $79,870,000 for the six months ended June 30, 2008. Such decrease is due to the aforementioned fluctuations in revenue, expenses and other income.

Liquidity and Capital Resources

Our primary sources of funds are cash on hand and cash flows from operating activities. During the six months ended June 30, 2008 and 2007, our cash from operating activities was $9,386,000 and $35,379,000, respectively. The primary drivers of our cash from operating activities are adjusted OIBDA and changes in working capital. Fluctuations in our adjusted OIBDA are discussed in “Results of Operations” above under the captions Revenue, Cost of Services and Selling, General and Administrative. Changes in working capital are generally due to the timing of purchases and payments for equipment and the timing of billings and collections for revenue. The increase in accounts receivable from December 31, 2007 to June 30, 2008 is mainly driven by a $28 million increase in systems integration contract billings and a $7.5 million increase in U.K. network services contracts. The increase in payables and other liabilities is mainly the result of equipment purchases on large systems integration contracts.

During the six months ended June 30, 2008 and 2007, we used cash of $18,194,000 and $25,093,000, respectively, to fund our capital expenditures. These expenditures relate to the purchase of new equipment, the upgrade of facilities and the buildout of Ascent Media’s existing facilities to meet customer contracts, which are capitalized as additions and remain the property of Ascent Media, not the specific customer. We currently expect to spend up to an additional $27,000,000 for capital expenditures in 2008, which we expect will be funded with Ascent Media’s and AccentHealth’s cash from operations and cash on hand. During the six months ended June 30, 2008, we sold marketable securities for cash of $23,545,000. These securities were originally purchased in 2006. At June 30, 2008, we have approximately $226 million of cash, and for the foreseeable future, we expect to have sufficient available cash balances and net cash from operating activities to meet our working capital needs and capital expenditure requirements. We intend to seek external equity or debt financing in the event any new investment opportunities, additional capital expenditures or our operations require additional funds, but there can be no assurance that we will be able to obtain equity or debt financing on terms that are acceptable to us.

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

Discovery

Effective May 15, 2007 and as a result of the Cox Transaction, our ownership interest in Discovery increased from 50% to 66 2/3%. We continue to account for this investment as an equity affiliate, rather than as a consolidated subsidiary, due to governance rights which restrict our ability to control Discovery. Accordingly, in our condensed consolidated financial statements we record our share of Discovery’s net income or loss available to members and reflect this activity in one line item in our condensed consolidated statement of operations as “Share of earnings of Discovery.”

The following financial information of Discovery for the six months ended June 30, 2008 and 2007 and related discussion is presented to provide the reader with additional analysis of the operating results and financial position of Discovery. Because we do not control the decision-making process or business management practices of Discovery, we rely on Discovery to provide us with financial information prepared in accordance with GAAP that we use in the application of the equity method. The following discussion and analysis of Discovery’s operations and financial position has been prepared based on information that we receive from Discovery and represents our views and understanding of its operating performance and financial position based on such information. Discovery is not a separately traded public company, and we do not have the ability to cause Discovery’s management to prepare its own management’s discussion and analysis for our purposes. Accordingly, we note that the material presented in this section might be different if Discovery’s management had prepared it.

The following discussion of Discovery’s results of operations is presented in two parts to assist the reader in better understanding Discovery’s operations. The first section is an overall discussion of Discovery’s consolidated operating results. The second section includes a more detailed discussion of revenue, cost of revenue and selling, general and administrative expenses of Discovery’s three operating divisions: Discovery networks U.S., or U.S. networks, Discovery networks international, or international networks, and Discovery commerce and education.

Consolidated Results of Discovery

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

During 2007, Discovery undertook broad restructuring activities, including closing its 103 mall-based and stand-alone Discovery Channel stores, to better position its portfolio of assets and to facilitate growth and enhanced profitability. These activities resulted in additional operating expenses in 2007 that impact the comparability of results from 2007 to 2008. The more significant items include fourth quarter 2007 content impairment charges of $129,091,000 at U.S. Networks and $9,976,000 at Education which both impacted 2008 content amortization expense. During the six months ended June 30, 2008, Discovery recorded $3,919,000 in restructuring charges related to the closure of its distribution center and stores headquarter offices. During the six months ended June 30, 2007, Discovery recorded $12,286,000 in restructuring charges related to the strategic re-alignment of its organization.

Consolidated Results of Discovery

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue:
Advertising	$681,700	647,166
Distribution	819,685	732,518
Other	156,825	116,922

Total revenue	1,658,210	1,496,606

Expenses:
Cost of revenue	(473,274)	(494,772)
Selling, general and administrative (“SG&A”) expense	(583,849)	(546,922)
Restructuring charges	(3,919)	(12,286)
Expense arising from long-term incentive plans	(17,431)	(85,012)
Depreciation and amortization	(77,909)	(64,802)
Asset impairment	—	(26,174)
Gain on sale of operating assets	—	134,671

Operating income	501,828	401,309
Other income (expense):
Interest expense, net	(134,918)	(107,147)
Unrealized gains (losses) from derivative instruments, net	2,174	4,948
Minority interests in consolidated subsidiaries	(8,041)	(1,394)
Other	2,160	5,341

Income from continuing operations before income taxes	363,203	303,057
Income tax expense	(140,167)	(39,732)

Income from continuing operations	223,036	263,325
Loss from discontinued operations, net of income taxes	—	(32,974)

Net income	$223,036	230,351

Revenue.  Discovery’s consolidated revenue increased $161,604,000 or 11% for the six months ended June 30, 2008, as compared to the corresponding prior year period, due to increases of $87,167,000 or 12% in distribution revenue, $39,903,000 or 34% in other revenue, and $34,534,000 or 5% in advertising revenue. The increase in distribution revenue was due to (i) a $68,243,000 or 23% increase in international networks primarily due to international networks subscriber growth, (ii) favorable exchange rates of $22,416,000 and (iii) an $18,924,000 or 4% increase in U.S. networks driven by (a) annual contract increases for the fully distributed U.S. networks, (b) an increase in average paying subscription units and (c) a one-time $7,975,000 revenue correction that was related to prior periods and resulted from improvements in Discovery’s methodology of estimating accrued revenue for certain distribution operators. The increase in U.S. networks distribution revenue was partially offset by the disposition of Travel Channel.

Other revenue increased primarily as a result of an $18,419,000 increase in ancillary revenue from a joint venture primarily due to sales of the Planet Earth DVD, which is not expected to continue at the same level, and from $12,413,000 earned by U.S. networks’ representation of Travel Channel.

An increase of $19,868,000 or 15% in international networks advertising revenue was primarily due to higher viewership in EMEA (Europe excluding U.K., Middle East and Africa) and the impact of favorable exchange rates of $8,711,000. An increase of $14,755,000 or 3% in U.S. networks advertising revenue was driven by higher cash sellouts and higher scatter rates across most networks at the U.S. networks, offset by the disposition of Travel

Channel and lower ratings at TLC. Program ratings are an indication of consumer acceptance and directly affect Discovery’s ability to generate revenue during the airing of its programs. If programs do not achieve sufficient acceptance, the revenue from advertising sales may decline.

Cost of revenue.  Cost of revenue, which includes content amortization and other production related expenses in addition to distribution and merchandising costs, decreased $21,498,000 or 4% for the six months ended June 30, 2008, as compared to the corresponding prior year period. This net decrease is comprised of a decrease of $51,321,000 or 16% in U.S. networks which is primarily a result of (i) the effect of the fourth quarter 2007 content impairment charge which drove a year over year decrease in content amortization expense of $37,293,000 and (ii) a $27,496,000 decrease from the disposition of Travel Channel. Partially offsetting the U.S. networks’ decrease is an increase of $22,693,000 or 12% in international networks due to the continued investment in additional local feeds for growth in local ad sales, including the unfavorable impact of foreign currency exchange rates of $5,606,000. As a result of the foregoing fluctuations, cost of revenue as a percent of revenue decreased to 29% in 2008 from 33% in 2007.

SG&A expenses.  SG&A expenses, which include personnel, marketing and other general and administrative expenses, increased by $36,927,000 or 7% for the six months ended June 30, 2008, as compared to the corresponding prior year period. These increases were primarily due to (i) U.S. networks continued investment of $23,096,000 in digital media, (ii) $11,079,000 related to the marketing for Animal Planet and the launch of Planet Green, (iii) $7,033,000 related to the expansion of network teams to support re-branding strategies and (iv) the impact of unfavorable foreign currency exchange rates of $10,645,000. These increases were partially offset by a decrease of $20,228,000 related to the disposition of Travel Channel. As a percent of revenue, SG&A expense was 35% and 37% for the six months ended June 30, 2008 and 2007, respectively.

Expenses arising from long-term incentive plans.  Expenses arising from long-term incentive plans are related to Discovery’s unit-based, long-term incentive plan, or LTIP, for its employees who meet certain eligibility criteria. Units are awarded to eligible employees and generally vest at a rate of 25% per year. The value of units in the LTIP is indexed to the value of DHC Series A common stock and is calculated using the Black Scholes Model. The change in unit value of LTIP awards outstanding is recorded as compensation expense over the period outstanding. Upon redemption of the LTIP awards, participants receive a cash payment based on the value of the award as described in the terms of the LTIP. In the third quarter of 2007, Discovery amended the LTIP such that the redemption dates occur annually over a 4 year period instead of bi-annually over an 8 year period. Compensation expense was $11,576,000 for the six months ended June 30, 2008 compared to $85,012,000 for the same period in 2007. The expense for the six months ended June 30, 2008 was driven by the vesting of outstanding units offset by a decrease in DHC Series A common stock price from December 31, 2007. The expense for the six months ended June 30, 2007 was primarily the result of increases in the DHC Series A common stock price, partially offset by a decrease in expense related to the difference in value accrued for units paid or forfeited during the quarter, largely as a result of the restructuring. Discovery also recorded $5,855,000 of compensation expense for the six months ended June 30, 2008 arising from a long-term incentive plan related to one of Discovery’s subsidiaries, for which there was no expense in the corresponding prior year period. If the remaining vested LTIP awards at June 30, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $78,485,000.

Restructuring charges.  During the six months ended June 30, 2008, Discovery recorded $3,919,000 in restructuring charges related to the closure of its distribution center and its stores headquarter offices along with the transition of the remaining commerce distribution services to third-party service providers. This compares to $12,286,000 in restructuring charges for the six months ended June 30, 2007 which related to a number of organizational and strategic adjustments and consisted mainly of severance due to a reduction in headcount. The purpose of these restructurings was to better align Discovery’s organizational structure with the company’s new strategic priorities and to respond to continuing changes within the media industry.

Depreciation and amortization.  The increase in depreciation and amortization for the six months ended June 30, 2008 is due to an increase in intangible assets resulting from acquisitions combined with increases in Discovery’s depreciable asset base resulting from capital expenditures. These increases were partially offset by a decrease in amortization related to the 2007 asset impairment charge.

Asset impairment.  During the second quarter of 2007, Discovery recorded an asset impairment of $26,174,000 related to the write-off of education intangible assets related to its consumer business. No such charge was recorded in 2008.

Gain on sale of operating assets.  During the second quarter of 2007, Discovery recognized a gain on sale of operating assets of $134,671,000 in connection with the Cox Transaction. No such gain was recorded in 2008.

Other Income and Expense

Interest expense.  On May 14, 2007, Discovery entered into a new $1.5 billion term loan in connection with the Cox Transaction. The increase in interest expense for the six months ended June 30, 2008 as compared to the corresponding prior year period is primarily a result of the new term loan. The increase is also impacted by Discovery exercising its call rights in January 2007 to acquire mandatorily redeemable securities and reversing $4.5 million of accrued preferred returns. Preferred returns had been recorded as a component of interest expense based on a constant rate of return through the full term.

Unrealized gains from derivative instruments, net.  Unrealized gains from derivative transactions relate primarily to Discovery’s use of derivative instruments to modify its exposure to interest rate fluctuations on its debt. These instruments include a combination of swaps, caps, collars and other structured instruments. As a result of unrealized mark to market adjustments, Discovery recognized an unrealized gain of $2,174,000 and $4,948,000 during the six months ended June 30, 2008 and 2007, respectively. The foreign exchange hedging instruments used by Discovery are spot, forward and option contracts. Additionally, Discovery enters into non-designated forward contracts to hedge non-dollar denominated cash flows and foreign currency balances.

Minority interests in consolidated subsidiaries.  Minority interests primarily represent the portion of earnings of consolidated entities which are allocable to the minority partners as well as the increases and decreases in the estimated redemption value of mandatorily redeemable interests in subsidiaries which are initially recorded at fair value. The increase for the six months ended June 30, 2008 as compared to the corresponding prior year period is the result of increased profits earned by these consolidated subsidiaries, mainly driven by royalties on the Planet Earth DVD sales.

Other.  Other income in 2008 and 2007 relates primarily to Discovery’s equity share of earnings of its joint ventures.

Income taxes.  Discovery’s effective tax rate was 39% and 13% for the six months ended June 30, 2008 and 2007, respectively. In 2008, Discovery’s effective tax rate differed from the federal income tax rate of 35% primarily due to state taxes. In 2007, the effective rate differed from the federal income tax rate due to the tax-free treatment of the disposition of the Travel Channel and the reversal of deferred tax liabilities related to certain Travel Channel assets.

Loss from discontinued operations.  Summarized financial information for the retail stores business included in discontinued operations is as follows (amounts in thousands):

Six Months Ended
June 30,
2007

Revenue	$43,173
Loss from discontinued operations before income taxes	$(57,587)
Loss from discontinued operations, net of tax	$(32,974)

Net earnings.  Discovery’s net earnings were $223,036,000 and $230,351,000 for the six months ended June 30, 2008 and 2007, respectively. The changes in net earnings are due to the aforementioned fluctuations in revenue and expense.

Discovery’s Operating Division Results

As noted above, Discovery’s operations are divided into three groups: U.S. networks, international networks and commerce and education. Corporate expenses, which primarily consist of corporate functions, executive management and administrative support services, are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Certain prior period amounts have been reclassified between segments to conform to Discovery’s 2008 operating structure.

U.S. Networks

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue
Advertising	$526,862	512,107
Distribution	459,576	440,652
Other	53,449	40,082

Total revenue	$1,039,887	992,841

Cost of revenue	$(261,317)	(312,638)

SG&A expenses	$(246,034)	(224,860)

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

U.S. Networks without Travel Channel

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue
Advertising	$526,862	472,173
Distribution	459,576	418,228
Other	53,449	39,072

Total revenue	$1,039,887	929,473

Cost of revenue	$(261,317)	(285,142)

SG&A expenses	$(246,034)	(204,632)

The following discussion excludes the results of Travel Channel for all periods.

Revenue.  For the six months ended June 30, 2008, advertising revenue increased $54,689,000 or 12%, distribution revenue increased $41,348,000 or 10%, and other revenue increased $14,377,000 or 37%, as compared to the corresponding prior year period. The increase in advertising revenue at the U.S. networks was primarily due to higher cash sellouts and scatter market rates, which were partially offset by lower ratings at TLC.

Distribution revenue was driven by a 5% increase in average paying subscription units, principally from networks carried on the digital tier, combined with annual contractual rate increases for the fully distributed networks. Distribution revenue includes a one-time $7,975,000 revenue correction related to prior periods and resulting from improvements in Discovery’s methodology of estimating accrued revenue for certain distribution operators. The correction was recorded in its entirety in the second quarter of 2008 and was not considered material to the current or prior periods. Contra revenue items included in distribution revenue, such as launch amortization and marketing consideration, totaled $42,132,000 and $46,826,000 for the six months ended June 30, 2008 and 2007, respectively. In 2007, contra revenue included $3,044,000 for replacement decoder boxes to support the digitization of an analog transponder. U.S. networks is currently in negotiations to renew distribution agreements for carriage of its networks involving a substantial portion of its subscribers. A failure to secure a renewal or a renewal on less favorable terms may have a material adverse effect on U.S. networks results of operations and financial position.

Other revenue increased $14,377,000 for the six months ended June 30, 2008 as compared to the corresponding prior year period due to (i) a $12,413,000 increase in U.S. networks’ representation of the Travel Channel, (ii) a $6,039,000 impact from the acquisition of HowStuffWorks in December 2007 and (iii) a partial offset of these increases from a $4,431,000 decrease in intra-divisional revenue related to cross channel promotion time and program sharing, which is eliminated on a consolidated level.

Cost of revenue.  For the six months ended June 30, 2008, cost of revenue decreased $23,825,000 or 8%, as compared to the corresponding prior year period, primarily due to a decrease in content amortization expense of $29,428,000. The decrease in content amortization expense was primarily an effect of the $129,091,000 content impairment charge recorded in the fourth quarter of 2007 which drove a $37,293,000 decrease in content amortization expense for the six months ended June 30, 2008 as compared to the corresponding prior year period. Partially offsetting this reduction is new content amortization expense for programming on Discovery Channel, TLC and Science Channel that began to air in 2008. Beginning in the third quarter of 2008, additional content amortization expense is expected from the launch of new programming on most networks and the rebranding of certain networks.

SG&A expenses.  SG&A expenses increased $41,402,000 or 20% for the six months ended June 30, 2008, as compared to the corresponding prior year period. The increase is primarily driven by $23,096,000 of expenses related to the continued investment in digital media, including acquisitions from the third and fourth quarters of 2007, increased marketing of $11,079,000 for Animal Planet and the launch of Planet Green, and a $7,033,000 impact related to the expansion of network teams to support the re-branding strategies for Planet Green and Investigation Discovery.

Digital Media Business.  U.S. networks digital media business revenue, included within advertising and other revenue, was $25,706,000 and $12,897,000 for the six months ended June 30, 2008 and 2007, respectively. Combined cost of revenue and SG&A expenses for these businesses were $45,634,000 and $17,149,000 for the six months ended June 30, 2008 and 2007, respectively. Discovery expects to continue to invest in digital media due to its recent acquisitions of PetFinder.com, TreeHugger.com and HowStuffWorks.com, as well as any future organic investments in this arena.

International Networks

	Six Months Ended
	June 30,
	2008	2007
	amounts in thousands

Revenue
Advertising	$154,754	134,886
Distribution	360,109	291,866
Other	53,276	38,209

Total revenue	$568,139	464,961

Cost of revenue	$(211,976)	(189,283)

SG&A expenses	$(200,046)	(191,979)

Revenue.  Distribution revenue increased 23%, or $68,243,000, for the six months ended June 30, 2008, as compared to the corresponding prior year period, principally comprised of combined revenue growth in EMEA and Latin America of $38,573,000 and a favorable foreign exchange impact of $22,416,000. The increase in revenue resulted from increases in average paying subscription units of 17% primarily due to pay TV subscriber growth in EMEA and Latin America. Advertising revenue increased 15%, or $19,868,000, for the six months ended June 30, 2008, primarily due to higher viewership in EMEA and Latin America combined with an increased subscriber base in most markets worldwide and favorable foreign exchange impacts of $8,711,000. These increases were partially offset by a reduction of $13,305,000 in the U.K. market. Other revenue increased 39%, or $15,067,000, primarily due to an improvement in licensing and sales of programming and growth at Antenna Audio.

Cost of revenue.  Cost of revenue increased 12%, or $22,693,000, for the six months ended June 30, 2008, as compared to the corresponding prior year period, driven by a $21,757,000 increase in content amortization expense due to continued investment in original productions and language customization to support additional local feeds for growth in local ad sales.

SG&A expenses.  SG&A expenses increased 4%, or $8,067,000, for the six months ended June 30, 2008, as compared to the corresponding prior year period. The increase is primarily due to an increase in personnel costs of $13,594,000 which includes an unfavorable foreign exchange impact of $3,872,000, offset by decreases in marketing and other general expenses due to a shift in content investment.

For the six months ended June 30, 2008 and 2007, the international networks revenue and operating income were impacted favorably by changes in the exchange rates of various foreign currencies. In the event the U.S. dollar strengthens against certain foreign currencies in the future, the international networks group’s revenue and operating income would be negatively impacted. Had there been no impact from changes in exchange rates, international networks would have increased revenue by 15% instead of 22% and combined cost of revenue and SG&A expenses would have increased by 4% instead of 8% during the six months ended June 30, 2008, as compared to 2007.

Commerce and Education

	Six Months Ended June 30,
	2008	2007
	amounts in thousands

Revenue	$44,951	55,990

Cost of revenue	$(22,546)	(26,280)

SG&A expenses	$(25,818)	(25,978)

Revenue.  Commerce and education revenue decreased 20% or $11,039,000 for the six months ended June 30, 2008, as compared to the corresponding prior year period, due to a decrease in commerce revenue primarily due to the higher level of sales of Planet Earth DVDs in the second quarter of 2007 following the premiere of this series in March 2007. This decrease was offset by strong home video sales of Human Body, Sunrise Earth, Body Atlas, and Dirty Jobs during the six months ended June 30, 2008. Weakness in consumer spending in e-commerce and back-ordered sales for NASA (When We Left Earth) also impacted the current year’s sales performance. Education revenue remained flat as a result of increased streaming and other revenue driven by further penetration of core streaming businesses and new products offset by a decrease in other non-digital services.

Cost of revenue.  Cost of revenue decreased 14% or $3,734,000 for the six months ended June 30, 2008, as compared to the corresponding prior year period, due to (i) reduced expenses resulting from reduced sales levels, (ii) the execution of the new Commerce product mix strategy of lower cost, higher margin products and (iii) emphasis on DVD sales.

SG&A expenses.  SG&A expenses remained flat for the six months ended June 30, 2008, as compared to the corresponding prior year period, primarily due to increased costs related to the transition of the remaining commerce distribution services to third-party service providers offset by a decrease due to a legal settlement in the first quarter of 2007 and a reduction in Education personnel as a result of business restructurings in 2007.

Corporate

	Six Months Ended June 30,
	2008	2007
	amounts in thousands

Revenue	$5,233	(17,186)

Expenses	$(89,386)	(70,677)

Corporate is mainly comprised of ancillary revenue and expenses, elimination of intra-divisional revenue and expenses, corporate functions, executive management and administrative support services. Corporate expenses are excluded from segment results to enable executive management to evaluate business segment performance based upon decisions made directly by business segment executives. Corporate revenue increased $22,419,000 for the six months ended June 30, 2008, as compared to the corresponding prior year period, primarily due to increased ancillary revenue from sales of the Planet Earth DVD, which is not expected to continue at the same level. Corporate costs increased $18,709,000 or 26% driven by (i) $7,382,000 incurred in conjunction with the Newhouse Transaction and Ascent Spin Off, (ii) $5,484,000 related to the Planet Earth DVD sales, and (iii) $4,211,000 of transaction costs related to the formation and negotiation of the OWN joint venture.

Discovery’s Liquidity and Capital Resources

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

During the six months ended June 30, 2008, Discovery’s primary uses of cash were principal payments under its bank facilities and senior notes totaling $196,652,000, capital expenditures of $24,053,000, and payments under its LTIP of $17,701,000. Discovery funded these investing and financing activities with cash from operations of $172,977,000 and bank borrowings of $101,125,000.

Discovery’s various debt facilities include two term loans, two revolving loan facilities and various senior notes payable. The second term loan was entered into on May 14, 2007 for $1.5 billion in connection with the Cox Transaction. Total commitments of these facilities were $5,440,000,000 at June 30, 2008. Debt outstanding on these facilities aggregated $4,008,225,000 at June 30, 2008, providing excess debt availability of $1,431,775,000. Discovery’s ability to borrow the unused capacity is dependent on its continuing compliance with its covenants at the time of, and after giving effect to, a requested borrowing.

Discovery’s $1.5 billion term loan is secured by the assets of Discovery, excluding assets held by its subsidiaries. The remaining term loan, revolving loans and senior notes are unsecured. The debt facilities contain covenants that require the respective borrowers to meet certain financial ratios and place restrictions on the payment of dividends, sale of assets, additional borrowings, mergers, and purchases of capital stock, assets and investments. Discovery has indicated that it was in compliance with all debt covenants as of June 30, 2008.

In 2008, including amounts discussed above, Discovery expects its uses of cash to be approximately $266,285,000 for debt repayments, $90,000,000 for capital expenditures and $263,000,000 for interest expense. Discovery will also be required to make payments under its LTIP. However, amounts expensed and payable under the LTIP are dependent on future annual calculations of unit values which are affected primarily by changes in DHC’s stock price, annual grants of additional units, redemptions of existing units, and changes to the plan. If the remaining vested LTIP awards at June 30, 2008 were redeemed, the aggregate cash payments by Discovery would be approximately $78,485,000. Discovery believes that its cash flow from operations and borrowings available under its credit facilities will be sufficient to fund its cash requirements, including LTIP obligations.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer, principal accounting officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal controls over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

DISCOVERY HOLDING COMPANY

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding institution of, or material changes in, material legal proceedings that have been reported this fiscal year, reference is made to Part I, Item 3 of our Annual Report on Form 10-K, as amended, filed on June 2, 2008.

Item 6.	Exhibits

(a) Exhibits

2.1	Transaction Agreement, dated June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., DHC Merger Sub, Inc., Advance/Newhouse Programming Partnership, and with respect to Section 5.14 only Advance Publications, Inc., and Newhouse Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Discovery Communications, Inc. (File No. 333-151586) as filed with the Securities and Exchange Commission on June 11, 2008 (the “DCI S-4”).
2.2	Agreement and Plan of Merger, dated June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., and DHC Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the DCI S-4).
2.3	Reorganization Agreement, dated as of June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.3 to the DCI S-4).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY HOLDING COMPANY

Date: August 11, 2008	By:	/s/ John C. Malone John C. Malone Chief Executive Officer

Date: August 11, 2008	By:	/s/ David J.A. Flowers David J.A. Flowers Senior Vice President and Treasurer (Principal Financial Officer)

Date: August 11, 2008	By:	/s/ Christopher W. Shean Christopher W. Shean Senior Vice President and Controller (Principal Accounting Officer)

II-2

EXHIBIT INDEX

Listed below are the exhibits which are included as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2.1	Transaction Agreement, dated June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., DHC Merger Sub, Inc., Advance/Newhouse Programming Partnership, and with respect to Section 5.14 only Advance Publications, Inc., and Newhouse Broadcasting Corporation (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 of Discovery Communications, Inc. (File No. 333-151586) as filed with the Securities and Exchange Commission on June 11, 2008 (the “DCI S-4”).
2.2	Agreement and Plan of Merger, dated June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., and DHC Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 to the DCI S-4).
2.3	Reorganization Agreement, dated as of June 4, 2008, by and among Discovery Holding Company, Discovery Communications, Inc., Ascent Media Corporation, Ascent Media Group, LLC and Ascent Media Creative Sound Services, Inc. (incorporated by reference to Exhibit 2.3 to the DCI S-4).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
31.3	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**

*	Filed herewith.

**	Furnished herewith.